Form 10-K
period 2024-12-31
Stone Point Credit Income Fund
filed 2025-03-27
CIK 2031283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 814-01783

Stone Point Credit Income Fund

(Exact name of registrant as specified in its charter)

Delaware

(State of Incorporation)

20 Horseneck Lane

Greenwich, Connecticut 06830

(Address of principal executive offices)

99-6894706

(I.R.S. Employer Identification No.)

(203) 862-2950

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, par value $0.001 per share

(Title of class)

Indicate by check mark if the registrant is a well - known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act Yes ☐ No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404 (b) of the Sarbanes - Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12 (b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive - based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D - 1 (b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer had 4,037,322 common shares of beneficial interest, $0.001 par value per share, outstanding as of March 26, 2025.

Auditor Firm ID: 185 Auditor Name: KPMG LLP Auditor Location: New York, New York.

Stone Point Credit Income Fund

FORM 10-K FOR THE PERIOD ENDED DECEMBER 31, 2024

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Unless indicated otherwise, the “Fund,” “we,” “us,” and “our” refer to Stone Point Credit Income Fund, and the “Adviser” refers to Stone Point Credit Income Adviser LLC, an affiliate of Stone Point Capital LLC (“Stone Point Capital” together with the Adviser and its credit-focused affiliates, as applicable, “Stone Point Credit”). “Stone Point Capital” refers to Stone Point Capital LLC, and, together with Stone Point Credit and Stone Point Capital’s other affiliates, “Stone Point” or the “Firm.” “Shareholder” refers to a holder of the Fund’s common shares of beneficial interest, par value $0.001 per share (the “Shares”). This annual report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements.

The Fund has based the forward-looking statements included in this annual report on information available to the Fund on the date of this report, and the Fund assumes no obligation to update any such forward-looking statements, unless the Fund is required to do so by applicable law. However, you are advised to consult any additional disclosures that the Fund may make directly to you or through reports that the Fund in the future may file with the Securities and Exchange Commission (the “SEC”), including future annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

●	our future operating results;
●	our business prospects and the prospects of our portfolio companies;
●	risk associated with possible disruptions in our operations or the economy generally, including disruptions from the impact of any public health emergencies or crises;
●	interest rate volatility, particularly because we use leverage as part of our investment strategy;
●	the impacts of rising interest and inflation rates and the risk of recession on our business prospects and the prospects of our portfolio companies;
●	general economic, political and industry trends and other external factors, including uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union, China, Russia, Ukraine and the Middle East;
●	our contractual arrangements and relationships with third parties;
●	actual and potential conflicts of interest with our Adviser and its affiliates;
●	the dependence of our future success on the general economy and its effect on the industries in which we invest;
●	the ability of our portfolio companies to achieve their objectives;
●	the adequacy of our financing sources and working capital;
●	the timing of cash flows, if any, from the operations of our portfolio companies;
●	the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments;
●	the ability of our Adviser and its affiliates to attract and retain highly talented professionals;

●	our ability to maintain our qualification as a business development company (“BDC”) and as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);
●	the effect of changes in tax laws and regulations and interpretations thereof; and
●	the risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” and elsewhere in this report.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” and elsewhere in this report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report.

You should understand that under Section 27A(b)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to forward-looking statements made in periodic reports we file under the Exchange Act.

Summary of Risk Factors

Investing in the Fund’s Shares involves a high degree of risk. Some, but not all, of the risks and uncertainties that the Fund faces are summarized below. Please refer to “Item 1A Risk Factors” for a more fulsome description of each risk.

Risks Relating to the Fund’s Business and Structure

●	The Fund has limited operating history.
●	The success of the Fund depends in substantial part on the experience and knowledge of the Adviser and its Investment Team, which may have actual and potential conflicts of interest.
●	Legal, tax and regulatory changes could occur that may adversely affect the Fund.
●	The business of identifying and structuring investments of the types contemplated by the Fund is highly competitive and involves a high degree of uncertainty.
●	Certain sectors targeted by the Fund are cyclical and subject to significant fluctuation.
●	The information and technology systems of the Fund, the Adviser and their respective service providers may be vulnerable to cyber-attacks.
●	The Shares are an illiquid investment for which there is not a secondary market nor is it expected that any such secondary market will develop in the future. Repurchases of Shares, if any, are expected to be limited.
●	Shareholders may be subject to significant adverse consequences in the event a shareholder defaults on its capital commitment to the Fund.
●	Employees of the Adviser may serve as directors of some portfolio companies and, as such, may have duties to persons other than the Fund, including other shareholders of such portfolio companies.
●	The Adviser does not assume any responsibility to the Fund other than to render the services described in the investment advisory agreement between the Fund and the Adviser (the “Investment Advisory Agreement”), and it is not responsible for any action of the Board of Trustees of the Fund (the “Board” or the “Board of Trustees”) in declining to follow the Adviser’s advice or recommendations.
●	If the Fund does not maintain its status as a BDC, the Fund might be regulated as a closed-end investment company under the 1940 Act, which would subject it to substantially more regulatory restrictions and correspondingly decrease the Fund’s operating flexibility.
●	The Fund is and will remain an “emerging growth company” as defined in the JOBS Act.
●	As a public entity, the Fund is subject to the reporting requirements of the Exchange Act and requirements of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”).
●	We intend to elect to be treated, and to qualify annually thereafter, as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined in the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year.
●	The Fund is subject to certain restrictions imposed by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”).
●	The Fund’s net asset value (“NAV”) and the liquidity, if any, of the market for Shares may be significantly affected by numerous factors, some of which are beyond the Fund’s control and may not be directly related to the Fund’s operating performance.

●	The amount of any distributions the Fund may make on the Shares is uncertain.
●	The Fund operates as a non-diversified investment company within the meaning of the 1940 Act, which means that the Fund is not limited by the 1940 Act with respect to the proportion of its assets that it may in-vest in a single issuer.
●	There can be no assurance that there are a sufficient number of suitable investment opportunities satisfying the investment objectives of the Fund to enable the Fund to invest all of its committed capital, or that such investment opportunities will lead to completed investments by the Fund.
●	The Fund may co-invest in portfolio companies with third parties (including, in certain circumstances, investment funds, accounts and investment vehicles managed by the Adviser and its affiliates) through partnerships, joint ventures or other arrangements.
●	The Fund may make follow-on investments in certain portfolio companies or have the opportunity to increase an investment in certain portfolio companies.
●	The Fund may, subject to the limitations described herein, incur leverage in connection with its operations, collateralized by its assets and/or capital commitments.
●	General interest rate fluctuations may have a substantial negative impact on the Fund’s investments, the value of the Shares and the Fund’s rate of return on invested capital.
●	In connection with certain portfolio investments, the Fund may employ hedging techniques designed to reduce the risk of adverse movements in interest rates, securities prices and currency exchange rates.
●	If the Fund raises additional funds by issuing Shares or senior securities convertible into, or exchangeable for, Shares, then the percentage ownership of shareholders at that time will decrease, and shareholders may experience dilution.

Risks Relating to the Fund’s Investments

●	Increased interest rates and inflation will increase financing costs for portfolio companies.
●	The Fund invests primarily in senior secured loans, including first lien, second lien and unitranche loans, or unsecured loans and, to a lesser extent, subordinated loans, mezzanine loans, notes, senior secured bonds, unsecured bonds and equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into common equity.
●	The Fund acquires a significant percentage of its portfolio company investments from privately held companies in directly negotiated transactions.
●	Investments in private and middle-market companies involves a number of significant risks.
●	The Fund’s investment portfolio may contain securities or instruments issued by publicly held companies.
●	Certain of the Fund’s debt investments may contain provisions providing for the payment of payment-in-kind (“PIK”) interest.
●	The Fund accepts subscriptions and maintains books and records in dollars although the Fund may invest a portion of capital outside of the United States (and in various foreign currencies).
●	The Fund’s investments are subject to various risks, particularly the risk that the Fund will be unable to realize its investment objectives by sale or other disposition at attractive prices or be unable to complete any exit strategy.
●	Investing in the Fund presents certain risks, including, but not limited to, risks associated with: credit, investments in loans, “higher-yielding” debt securities, stressed and distressed investments, investments in public companies, credit ratings, prepayment, and interest rates.

PART I.

Item 1.     Business

Overview of the Fund

Stone Point Credit Income Fund (the “Fund,” “we,” “us,” or “our”) is an externally-managed closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes we intend to elect to be treated and intend to qualify annually as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Fund has been established by the Stone Point Credit Income Adviser LLC (the “Adviser”), an affiliate of Stone Point Capital LLC (“Stone Point Capital” together with the Adviser and its credit-focused affiliates, as applicable, “Stone Point Credit”). “Stone Point Capital” refers to Stone Point Capital LLC, together with Stone Point Credit and Stone Point Capital’s other affiliates. The Adviser is a Delaware limited liability company and an investment adviser that is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is an affiliate of Stone Point, which had approximately $65 billion of assets under management across its private equity and credit funds and more than 180 employees as of December 31, 2024. Stone Point Capital LLC has an experienced investment team with a long, successful track-record of making private equity investments in the financial services industry, including insurance distribution, insurance services, healthcare and managed care services, human capital management, business services, wealth management and fund administration, asset management, real estate finance and services, insurance underwriting, lending and markets, having raised and managed nine private equity funds (the “Trident Funds”) with aggregated committed capital of more than $35 billion as of December 31, 2024.

In addition, Stone Point Credit has raised and manages a comprehensive suite of credit strategies, which are accessible through commingled funds and customized separately managed accounts (together with the Fund, collectively, the “Credit Funds” and together with the Trident Funds, as applicable, the “Stone Point Funds”). Stone Point Credit seeks to leverage the Firm’s deep industry knowledge and extensive network to pursue credit-oriented investment opportunities across the financial services, business services, software and technology, and healthcare services sectors. As of December 31, 2024, Stone Point Credit had over $10 billion of assets under management (“AUM”).1

Investment Objective and Strategy

The Fund’s investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Under normal market conditions, the Fund generally invests at least 80% of its total assets (net assets plus borrowings for investment purposes) in private credit investments (loans, bonds and other credit instruments that are issued in private offerings or issued by private companies) (the “80% Policy”). If the Fund changes the 80% Policy, the Fund will provide shareholders with at least 60 days’ notice of such change. Under normal circumstances, the Fund expects that the majority of its portfolio will be in privately originated and privately negotiated investments, predominantly direct lending to U.S. private companies through private credit.

Though no assurance can be given that the Fund’s investment objective will be achieved, and investment results may vary substantially on a monthly, quarterly and annual basis, the Adviser believes that the Fund’s investment objective can be achieved by primarily investing in senior secured loans, including first lien, second lien and unitranche loans, or unsecured loans and, to a lesser extent, subordinated loans, mezzanine loans, notes, senior secured bonds, unsecured bonds and equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into common equity. The Fund may also invest in originated or syndicated debt. An originated loan is a loan where the Adviser sources and the Fund lends directly to the borrower. This is distinct from a syndicated loan, which is generally underwritten by a bank and then syndicated, or sold, in several pieces to other investors, including the Fund. Originated loans are generally held until maturity or until they are refinanced by the borrower. Syndicated loans, unlike originated loans, often have liquid markets and can be traded by investors.

1 AUM is calculated using total assets plus unfunded capital commitments. For certain accounts, a portion of unfunded capital commitments may not be drawn.

The instruments in which the Fund invests typically are not rated by any rating agency, but the Adviser believes that if such instruments were rated, they would be below investment grade, which is an indication of having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. Investments that are rated below investment grade are sometimes referred to as “high yield bonds,” “junk bonds” or “leveraged loans.” Therefore, the Fund’s investments may result in an above average amount of risk and volatility or loss of principal.

The Adviser believes that the current market environment presents an attractive investment opportunity for the Fund. Private equity sponsors have significant levels of capital available for investment, which the Adviser believes will continue to drive demand for direct lending over the coming years as private equity firms seek to deploy capital through leveraged buyouts (financial transactions in which a business is bought using mostly borrowed capital, with the target business’s own assets used as collateral for the loan). In addition to favorable market dynamics, the Adviser believes the Investment Team’s (as defined below) extensive network of contacts, which includes financial sponsors, debt investors, banks and specialty lenders, as well as the Adviser’s targeted outbound search model which proactively identifies potential borrowers, combined with Stone Point’s reputation and record as a leader in investing in the financial services industry, provides the Fund with a significant competitive advantage in sourcing attractive investment opportunities. Under normal circumstances, the Fund intends to deploy assets within three months of receipt of proceeds. Stone Point has created a network in sourcing, monitoring and workouts/restructuring that may be utilized by the Adviser as needed in managing the Fund’s investments.

The Fund generally expects to invest in middle market companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $30 million and $250 million annually. Typical middle market senior loans may be issued by middle market companies in the context of leveraged buyouts, acquisitions, debt refinancings, recapitalizations, and other similar private credit transactions or a combination of the foregoing in seeking to achieve our investment objective. Notwithstanding the foregoing, the Adviser may determine whether companies qualify as “middle market” in its sole discretion, and the Fund may from time to time invest in larger or smaller companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and syndicated loan markets. The Fund’s target credit investments typically have maturities between 3 and 6 years. The Fund has adopted a non-fundamental policy to invest, under normal market conditions, at least 75% of the value of its total assets (measured at the time of each such investment) in investments that are in the financial services, business services, software and technology or healthcare services sectors. The remaining 25% of the value of the Fund’s total assets (measured at the time of each such investment) may be invested across a wide range of sectors.

The Fund expects to generate revenues primarily through receipt of interest income from its investments. In addition, the Fund may generate income from capital gains on the sales of loans and debt and equity related securities and various loan origination and other fees and dividends on direct equity investments.

As a BDC, the Fund must invest at least 70% of its assets in “qualifying assets,” which may include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all U.S. private operating companies and small U.S. public operating companies with a market capitalization of less than $250 million. See “Item 1. Business – Qualifying Assets.”

Board of Trustees

The Fund’s business and affairs are managed under the direction of its Board of Trustees (the “Board”). The Board consists of five members, three of whom are not “interested persons” of the Fund, the Adviser or their respective affiliates as defined in Section 2(a)(19) of the 1940 Act. These individuals are referred to as the “Independent Trustees.” The Independent Trustees compose a majority of the Board. Trustees who are “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of the Fund or the Adviser are referred to herein as “Interested Trustees.” The Board elects the Fund’s officers, who serve at the discretion of the Board. The responsibilities of the Board include oversight of the Adviser’s, as the Fund’s “Valuation Designee” under Rule 2a-5 of the 1940 Act, fair value determinations of the Fund’s assets, the Fund’s corporate governance activities, of the Fund’s financing arrangements, and the Fund’s investment activities.

The Adviser

Subject to the supervision of the Board, pursuant to an investment advisory agreement between the Fund and the Adviser dated September 30, 2024 (the “Investment Advisory Agreement”), the Adviser manages the day-to-day operations of the Fund and provides the Fund with investment advisory and management services. The Adviser is an affiliate of Stone Point.

Pursuant to a resource sharing agreement between Stone Point Capital and the Adviser, Stone Point Capital makes the investment professionals on the Stone Point credit investment team (the “Stone Point Credit Investment Team”) available to the Adviser for purposes of originating and identifying investment opportunities, conducting research and due diligence on prospective investments, analyzing and underwriting investment opportunities, structuring investments and monitoring and servicing the Fund’s investments in accordance with the services provided by the Adviser under the Investment Advisory Agreement (“Credit Activities”). On an as needed basis, certain other investment professionals on the Stone Point Capital private equity investment team (the “Stone Point Capital Private Equity Team” and together with the Stone Point Credit Investment Team, the “Investment Team”) contribute a portion of their time, effort and knowledge to support Credit Activities. The Stone Point Credit Investment Team employs a blend of top-down and bottom-up analysis. The senior members of the Stone Point Credit Investment Team have been actively involved in the alternative credit investing market for many years and have built strong relationships with private equity sponsors, banks and financial intermediaries. As of December 31, 2024, the Investment Team was comprised of more than 80 investment professionals. A majority of the Investment Team is focused on the private equity markets; however, Stone Point intends to continue to expand the Stone Point Credit Investment Team to support the ongoing growth of the Fund and expansion of Credit Activities.2 As of December 31, 2024, the Stone Point Credit Investment Team was comprised of 28 dedicated investment professionals.3 In addition, the Investment Team is supported by finance, tax, operational, administrative, legal, compliance, investor relations, business development and information technology professionals. Certain of these individuals have additional responsibilities other than those relating to the Fund, including the Credit Funds and the Trident Funds, but will allocate a portion of their time in support of the Fund’s business and investment objective.

Stone Point Credit’s investment committee servicing the Fund is comprised of Scott J. Bronner, James D. Carey, Eric L. Rosenzweig, David J. Wermuth and Nicolas D. Zerbib (the “Credit Investment Committee”), who bring substantial private equity, investment banking, insurance, and executive management experience. Additionally, Charles A. Davis and Stephen Friedman serve as advisors to the Credit Investment Committee. The Credit Investment Committee is responsible for making all investment and disposition decisions relating to the Fund, subject to the supervision of the Board, a majority of which is made up of Independent Trustees.

The Adviser believes that the Investment Team’s and Credit Investment Committee’s extensive network of contacts, which includes financial sponsors, debt investors, banks and specialty lenders, as well as the Adviser’s targeted outbound search model and its reputation and record as a leader in investing in the financial services industry, will provide the Fund with a significant competitive advantage in sourcing and underwriting attractive investment opportunities. Stone Point has created a network in sourcing, monitoring and workouts/restructuring that may be utilized by the Adviser as needed in managing the Fund’s investments.

The Administrator; Sub-Administrator

Stone Point Credit Income Adviser LLC also serves as the administrator of the Fund (in such capacity, the “Administrator”). Subject to the supervision of the Board, a majority of which is made up of Independent Trustees, the Administrator provides the administrative services necessary for the Fund to operate and the Fund utilizes the Administrator’s office facilities, equipment and recordkeeping services. In addition, the Fund will reimburse the Administrator for the fees and expenses associated with performing compliance functions, and the Fund’s allocable portion of the compensation of certain of the Fund’s officers, including the Fund’s Chief Financial Officer, Chief Compliance Officer and any support staff. The Fund will reimburse the Administrator for all reasonable costs and expenses incurred by the Administrator in providing these services, facilities and personnel, as provided by the administration agreement by and between the Fund and the Administrator (the “Administration Agreement”). There is no separate fee paid in connection with the services provided under the Administration Agreement. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties, and the Fund will reimburse the expenses of these parties incurred directly and/or paid by the Administrator on the Fund’s behalf. The Administrator may elect to waive certain charges that would have otherwise been eligible for reimbursement under the terms of the Administration Agreement, which will not be subject to recoupment.

2 Certain communications between professionals within the Stone Point Capital Private Equity Team and professionals within the Stone Point Credit Investment Team may be restricted due to internal policy restrictions.

3.Includes one investment professional whose focus is shared across Stone Point Credit and Stone Point Capital.

The Administrator entered into a sub-administration agreement (the “Sub-Administration Agreement”) with Harmonic Fund Services (the “Sub-Administrator”) under which the Sub-Administrator provides various accounting and other administrative services with respect to the Fund. The Fund pays the Sub-Administrator fees for services that the Administrator determines are commercially reasonable in its sole discretion. The Fund also reimburses the Sub-Administrator for all reasonable expenses incurred in providing services in respect to the Fund. To the extent that the Sub-Administrator outsources any of its functions, the Sub-Administrator will pay any compensation associated with such functions. The cost of such compensation, and any other costs or expenses under the Sub-Administration Agreement, is in addition to the cost of any services borne by the Fund under the Administration Agreement.

The Private Offering

The Fund has entered into separate subscription agreements (each, a “Subscription Agreement” and, collectively, the “Subscription Agreements”) with investors for the private placement of the Fund’s Shares (the “Private Offering”). Shares are sold in the Private Offering only to persons who are “accredited investors” within the meaning of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”), although the Fund reserves the right to offer and sell Shares to non-U.S. persons outside the United States in accordance with Regulation S under the Securities Act. Each investor makes a capital commitment (each, a “capital commitment”) to purchase Shares pursuant such investor’s Subscription Agreement. Pursuant to their respective Subscription Agreement, shareholders generally will be required to make capital contributions to purchase Shares as directed by the Fund. Drawdown purchases will generally be allocated among investors with unfunded capital commitments in amounts proportional to each investor’s capital commitment in such increments as the Adviser deems necessary to fund the Fund’s operations; provided, however, that the Fund reserves the right to require certain shareholders to fully fund their subscription amount by wire to the Fund’s bank account on or before the last business day of the month of its respective closing. All purchases of Shares will generally be made at a per-Share price equal to the net asset value (“NAV”) per Share as of the close of the last calendar month preceding the purchase or such other date determined by the Board.

The Fund held its initial closing on January 22, 2025 (the “Initial Closing”). The Fund expects to hold additional closings on a monthly basis as additional capital commitments are obtained (each, a “Closing”). The “Commitment Period”, as to each shareholder, will commence on the later of (i) the date on which the Fund makes its first investment (the “Commencement Date”) and (ii) the date on which the shareholder’s Subscription Agreement is accepted by the Fund, and ends on the three-year anniversary thereafter.

At the end of the Commitment Period, shareholders will be released from any further obligation under their respective Subscription Agreements to fund Drawdowns and purchase additional Shares; provided, however that for two years following the end of the Commitment Period, shareholders will remain obligated to fund Drawdowns to the extent necessary to (a) pay Fund expenses, including management fees, amounts that may become due under any borrowings or other financings or similar obligations, or indemnity obligations, (b) complete investments in any transactions for which there are binding written agreements as of the end of the Commitment Period (including investments that are funded in phases), (c) fund follow-on investments made in existing portfolio companies within three years from the end of the Commitment Period that, in the aggregate, do not exceed 5% of total commitments, (d) fund obligations under any Fund guarantee, and/or (e) as necessary for the Fund to preserve its status as a RIC.

History of Stone Point

Stone Point Capital has a history of successfully investing in the global financial services industry over a period of more than thirty years. The platform began in 1985 and operated as MMC Capital under the ownership of Marsh & McLennan Companies, Inc. until 2005. Current Managing Directors of Stone Point Capital led the management of MMC Capital from 1998 until 2005, when they formed Stone Point Capital to acquire the business from Marsh & McLennan. Between 1985 and 1993, Stone Point Capital continued to execute a strategy of investing in property & casualty underwriting businesses on an opportunistic basis as market opportunities were identified. In 1994, Stone Point Capital formed its first private equity fund with committed capital to invest in underwriting companies operating principally within the insurance industry. During the last twenty-six years, the scope of investment activities has broadened to include other financial services companies, including companies in the following sectors: insurance distribution, insurance services, healthcare and managed care services, human capital management, business services, wealth management and fund administration, asset management, real estate finance and services, insurance underwriting, and lending and markets. We believe that Stone Point Capital’s experience, reputation and contacts have enabled it to attract experienced management teams, to identify, evaluate and respond quickly to market opportunities, and to work actively in partnership with managers to enhance the value of portfolio companies in numerous segments within the financial services industry.

In 2020, certain Managing Directors of Stone Point Capital formed Stone Point Credit to assume responsibility for managing the corporate and consumer credit-focused investment vehicles managed by Stone Point Capital. Stone Point Credit has raised and manages a full suite of credit strategies, which are accessible through commingled funds and customized separately managed accounts. Stone Point Credit seeks to leverage the Firm’s deep industry knowledge and extensive network to pursue credit-oriented investment opportunities across the financial services, business services, software and technology, and healthcare services sectors.

Investment Objective and Strategy

The Fund’s investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Under normal market conditions, the Fund generally invests at least 80% of its total assets (net assets plus borrowings for investment purposes) in private credit investments (loans, bonds and other credit instruments that are issued in private offerings or issued by private companies) (the “80% Policy”). If the Fund changes the 80% Policy, the Fund will provide shareholders with at least 60 days’ notice of such change. Under normal circumstances, the Fund expects that the majority of its portfolio will be in privately originated and privately negotiated investments, predominantly direct lending to U.S. private companies through private credit.

The Fund generally expects to invest in middle market companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $30 million and $250 million annually. Typical middle market senior loans may be issued by middle market companies in the context of leveraged buyouts, acquisitions, debt refinancings, recapitalizations, and other similar private credit transactions or a combination of the foregoing in seeking to achieve our investment objective. Notwithstanding the foregoing, the Adviser may determine whether companies qualify as “middle market” in its sole discretion, and the Fund may from time to time invest in larger or smaller companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and syndicated loan markets. The Fund’s target credit investments typically have maturities between 3 and 6 years. The Fund has adopted a non-fundamental policy to invest, under normal market conditions, at least 75% of the value of its total assets (measured at the time of each such investment) in investments that are in the financial services, business services, software and technology or healthcare services sectors. The remaining 25% of the value of the Fund’s total assets (measured at the time of each such investment) may be invested across a wide range of sectors.

Stone Point Credit maintains what it refers to as a Responsible Investment Policy and implements environmental, social and governance (“ESG”) diligence in the investment process. Due to varying factors, including limited information and varying interpretations of ESG characteristics across region, industry and topic, there is no guarantee that Stone Point Credit will be able to successfully implement its Responsible Investment Policy or to identify material ESG risks while completing the investment process for any particular investment. The investment process includes analysis of the likelihood of material ESG-related risk based on the industry and industry subsector of the potential portfolio company, with further diligence and analysis based on this categorization as well as other factors identified during diligence. The Adviser’s investment analyses are comprehensive and are not dependent on any single factor, ESG or otherwise, in reaching an investment decision. See “Item 1A. Risk Factors – Responsible Investment Considerations.” While the Adviser does not expressly maintain any specific exclusionary ESG criteria, the Adviser expects to avoid investing in businesses which at the time of the Fund’s investment participate in certain sectors such as payday lending, pawnbroking, auto title and tax refund anticipation loans, credit repair services, strip mining, drug paraphernalia, marijuana-related businesses, tax evasion, gaming, tobacco or tobacco products, firearms or ammunition, tar sands, coal, and media companies.

The Fund may enter into one or more warehousing transactions. Under certain warehousing transactions, the Fund may agree to purchase assets from a warehouse provider at prices based on cost plus adjustments designed to give such warehousing provider the economic benefits of accrued but unpaid interest and structuring fees and original issue discount, while such warehouse provider holds the assets. Certain warehousing agreements may provide the Fund with options to purchase certain assets at fair market value at the time of purchase.

The Fund expects to generate revenues primarily through receipt of interest income from its investments. In addition, the Fund may generate income from capital gains on the sales of loans and debt and equity related securities and various loan origination and other fees and dividends on direct equity investments.

As a BDC, the Fund must invest at least 70% of its assets in “qualifying assets,” which may include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all U.S. private operating companies and small U.S. public operating companies with a market capitalization of less than $250 million. See “Item 1. Business – Qualifying Assets.”

Market Opportunity and Competitive Advantages

The Adviser believes the Fund presents an attractive investment opportunity for several reasons:

Increasing Demand for Debt Capital. Private equity sponsors have significant levels of capital available for investment, which the Adviser believes will continue to drive demand for direct lending over the coming years as private equity firms seek to deploy capital through leveraged buyouts. The Fund believes this dynamic, coupled with the Adviser’s strong relationships in the middle market, will provide significant investment opportunities for the Fund.

Proactive Sourcing and Relationship-Driven Deal Flow. The Adviser believes that focusing its activities on proactive, outbound, multi-year searches produces higher quality investment opportunities. The Adviser seeks investment opportunities in sectors that it believes are attractive using a focused three-prong origination strategy. In sourcing investments for the Fund, the Adviser leverages (i) its dedicated team of origination professionals and Stone Point’s broker-dealer professionals focusing on sponsor communities and financial intermediaries within targeted sectors, (ii) its extensive network of private equity investment professionals, focused on more than 75 financial services-related end markets, and (iii) its longstanding relationships with commercial banks who may provide investment opportunities to the Fund.

Disciplined Underwriting Process. The Adviser seeks investment opportunities that it believes are attractive using a rigorous “top-down” and “bottom-up” process. The Adviser regularly evaluates and selects sectors on which to focus based on an investment thesis (top-down approach) and designates a team of investment professionals to identify leading companies and managers in these sectors (bottom-up approach). For more than 75 identified sectors of the financial services industry, this process includes:

●	Firm-wide discussions to prioritize the identified sectors;
●	Dedicating small teams of investment professionals to study these sectors;
●	Interaction with industry experts and attendance at key industry conferences; and
●	Proactive outbound calling efforts and meetings with private equity sponsors and management teams.

The Adviser employs a “triangulation” approach in evaluating the quality of a credit, focused on borrower characteristics, loan structure and quality of sponsorship. The Adviser generally seeks to invest in companies that have experienced management teams, are recognized as market leaders by consumers and peers, operate in industries with high entry barriers for competitors, and generate consistent free cash flow. In structuring a loan, the Adviser generally focuses on determining appropriate leverage levels (with a significant focus on adjustments and free cash flow), ensuring sufficient minimum sponsor equity and seeking to mitigate downside risk through structural protections. Finally, the Adviser seeks to invest in companies with strong financial sponsor ownership, focused on underwriting a sponsor’s ability to support the borrower.

Sector Focus. The Fund makes its investments primarily in sectors in which Stone Point has developed a longstanding network and can leverage real-time insights from private portfolio companies to provide a discernible origination and underwriting edge. The Adviser generally seeks to focus the Fund’s investments in the financial services, business services, software and technology, and healthcare services sectors. As a result of this specialization by the Investment Team, the Adviser believes that it is well positioned to source proprietary deals and evaluate a broad range of investments with a deep understanding of the market dynamics and cycles for these sectors.

Further, the Adviser believes the Fund’s focus on the financial services, business services, software and technology, and healthcare services sectors provides strong downside protection, given the low default rates in these industries, as well as Stone Point’s investment experience. The Fund’s targeted sectors have performed well across market cycles, consistently generating lower cumulative default rates compared with non-financial sectors, which should contribute to enhanced risk-adjusted returns.

Experienced Investment Committee. The Credit Investment Committee servicing the Fund is comprised of Scott J. Bronner, James D. Carey, Eric L. Rosenzweig, David J. Wermuth and Nicolas D. Zerbib. Additionally, Charles A. Davis and Stephen Friedman serve as advisors to the Credit Investment Committee. The Credit Investment Committee currently leads the investment activities of the

Credit Funds and has worked together at Stone Point for more than 10 years investing across multiple credit cycles and different investing environments.

●	Mr. Bronner is the President of the Fund, Head of Stone Point Credit and Managing Director of Stone Point Capital, and a member of the Credit Investment Committee, Allocation Committee and Valuation Committee of the Adviser. Prior to joining the Firm in 2009, he was in the Private Equity Division at Lehman Brothers Inc.
●	Mr. Carey is Co-Chief Executive Officer of Stone Point Capital, a member of the Credit Investment Committee and the Investment Committee of the Trident Funds, and a member of the Allocation Committee of the Adviser. Prior to joining the Firm in 1997, he was in the Financial Institutions Investment Banking Group at Merrill Lynch & Co. and prior to that time was an attorney with Kelley Drye & Warren LLP.
●	Mr. Rosenzweig is a Managing Director of Stone Point Capital and a member of the Credit Investment Committee and Valuation Committee of the Adviser. Prior to joining the Firm in 2006, he was in the Financial Institutions Investment Banking Group at UBS Investment Bank.
●	Mr. Wermuth is the Chairman of the Fund and is Co-President and Chief Operating Officer of Stone Point Capital, a member of the Credit Investment Committee and the Investment Committee of the Trident Funds, and a member of the Allocation Committee and Valuation Committee of the Adviser. Prior to joining the Firm in 1999, he was an attorney specializing in mergers and acquisitions at Cleary, Gottlieb, Steen & Hamilton LLP and prior to that time an auditor for KPMG Peat Marwick.
●	Mr. Zerbib is Co-President and Chief Investment Officer of Stone Point Capital, a member of the Credit Investment Committee and the Investment Committee of the Trident Funds, and a member of the Valuation Committee of the Adviser. Prior to joining the Firm in 1998, he was in the Financial Institutions Group at Goldman Sachs.
●	Mr. Davis is the Chairman and Co-Chief Executive Officer of Stone Point Capital, Advisor to the Credit Investment Committee and the Chairman of the Investment Committee of the Trident Funds. Prior to joining the Firm in 1998, Mr. Davis was with Goldman, Sachs & Co. for 23 years where he served as head of Investment Banking Services worldwide, co-head of the Americas Group, head of the Financial Services Industry Group, a member of the International Executive Committee and a General Partner.
●	Mr. Friedman is the Senior Chairman of Stone Point Capital, Advisor to the Credit Investment Committee and a member of the Investment Committee of the Trident Funds. Prior to joining the Firm in 1998, Mr. Friedman was with Goldman, Sachs & Co., where he served as Chairman. In addition, he previously served as Assistant to President George W. Bush for Economic Policy and Director of the National Economic Council, Chairman of the President’s Intelligence Advisory Board and Intelligence Oversight Board, and Chairman of the Board of Directors of the Federal Reserve Bank of New York. Mr. Friedman joined Goldman Sachs in 1966 and became a Partner in 1973. He was Vice Chairman and Co-Chief Operating Officer from 1987 to November 1990, and co-Chairman or Chairman from 1990 to 1994.

All investment and disposition decisions are reviewed and approved by the Credit Investment Committee, which has principal responsibility for approving new investments and overseeing the management of existing investments. This senior management team is supported by a team of investment professionals who bring to Stone Point considerable experience with Stone Point and/or from other leading private equity, investment banking, financial services, corporate law and accounting firms.

The following table sets forth the experience of the Credit Investment Committee.

	Years in
	Financial		Years at
The Credit Investment Committee	Services		Stone Point
Scott J. Bronner, Head of Stone Point Credit and Managing Director of Stone Point Capital Member of the Credit Investment Committee	18		16
James D. Carey, Co-Chief Executive Officer of Stone Point Capital Member of the Credit Investment Committee	31		28
Eric L. Rosenzweig, Managing Director of Stone Point Capital Member of the Credit Investment Committee	21		19
David J. Wermuth, Co-President and Chief Operating Officer of Stone Point Capital Member of the Credit Investment Committee	29		26
Nicolas D. Zerbib, Co-President and Chief Investment Officer of Stone Point Capital Member of the Credit Investment Committee	29		26
Charles A. Davis, Chairman and Co-Chief Executive Officer of Stone Point Capital Advisor to the Credit Investment Committee	30	+	26
Stephen Friedman, Senior Chairman of Stone Point Capital Advisor to the Credit Investment Committee	30	+	24

Investment Advisory Agreement

Subject to the overall supervision of the Board and in accordance with the 1940 Act, the Adviser manages the Fund’s day-to-day operations and provides investment advisory services to the Fund. Under the terms of the Investment Advisory Agreement, the Adviser:

●	determines the composition and allocation of the Fund’s investment portfolio, the nature and timing of any changes therein and the manner of implementing such changes;
●	identifies, evaluates and negotiates the structure of the investments made by the Fund;
●	performs due diligence on prospective portfolio companies;
●	executes, closes, services and monitors the Fund’s investments;
●	determines the securities and other assets that the Fund shall purchase, retain or sell;
●	arranges financings and borrowing facilities for the Fund;
●	provides the Fund with such other investment advisory, research and related services as the Fund may, from time to time, reasonably require for the investment of its funds; and
●	to the extent permitted under the 1940 Act and the Advisers Act, on the Fund’s behalf, and in coordination with any sub-adviser and any administrator, provides significant managerial assistance to those portfolio companies to which the Fund is required to provide such assistance under the 1940 Act, including utilizing appropriate personnel of the Adviser to, among other things, monitor the operations of the Fund’s portfolio companies, participate in board and management meetings, consult with and advise officers of portfolio companies and provide other organizational and financial consultation.

Under the Investment Advisory Agreement, the Fund pays the Adviser fees for investment management services consisting of the Management Fee and the Incentive Fee, each as defined below.

Management Fee

The Fund pays to the Adviser a fee for management services in an amount equal to an annual rate of 1.25% of the Fund’s net assets (excluding borrowings for investment purposes) as of the beginning of the first calendar day of the applicable month (the “Management Fee”). For purposes of the Investment Advisory Agreement, “net assets” means the Fund’s total assets less liabilities, determined on a consolidated basis in accordance with U.S. generally accepted accounting principles. The Management Fee is payable monthly in arrears. The Management Fee for any partial month is appropriately prorated based on the actual number of days elapsed during such partial month as a fraction of the number of days in the relevant calendar year.

The Management Fee will begin to accrue from the Commencement Date. The Adviser has agreed to waive 0.50% of the Management Fee that would be otherwise payable for the period beginning on the Commencement Date and ending on the three-year anniversary of the Commencement Date. Therefore, the Management Fee for such period is 0.75% of the Fund’s net assets as of the beginning of the first calendar day of the applicable month in arrears.

Incentive Fee

The Fund will pay to the Adviser an incentive fee (“Incentive Fee”) as set forth below. Beginning on the first anniversary of the Commencement Date (the “Incentive Fee Commencement Date”), the Fund shall pay the Adviser an Incentive Fee. The Incentive Fee consists of two parts, the “Investment Income Incentive Fee” and the “Capital Gains Incentive Fee”. The Fund will not pay any Incentive Fees prior to the Incentive Fee Commencement Date.

Investment Income Incentive Fee

The Investment Income Incentive Fee will be calculated and payable on a quarterly basis, in arrears.

For the periods ending on or prior to the second anniversary of the Incentive Fee Commencement Date, the Investment Income Incentive Fee will be calculated and payable on a quarterly basis, in arrears, and will equal 7.50% of pre-incentive fee net investment income of the Fund, subject to a quarterly preferred return to a “Hurdle Rate” of 1.25% per quarter (5.00% annualized). The Fund shall pay the Adviser an Investment Income Incentive Fee with respect to its pre-incentive fee net investment income as follows:

●	no Investment Income Incentive Fee based on pre-incentive fee net investment income in any calendar quarter in which the Fund’s pre-incentive fee net investment income does not exceed the Hurdle Rate;
●	100.00% of pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the Hurdle Rate but is less than 1.35% in any calendar quarter (5.41% annualized). This portion of the pre-incentive fee net investment income (which exceeds the Hurdle Rate but is less than 1.35%) is referred to as the “catch-up.” The “catch-up” is meant to provide the Adviser with approximately 7.50% of the Fund’s pre-incentive fee net investment income as if a Hurdle Rate did not apply if pre-incentive fee net investment income exceeds 1.35% in any calendar quarter; and
●	7.50% of the pre-incentive fee net investment income, if any, that exceeds 1.35% in any calendar quarter (5.41% annualized), which reflects that once the Hurdle Rate is reached and the catch-up is achieved, 7.50% of all pre-incentive fee net investment income is paid to the Adviser.

For periods ending after the second anniversary of the Incentive Fee Commencement Date, the Investment Income Incentive Fee will be calculated and payable on a quarterly basis, in arrears, and will equal 12.50% of pre-incentive fee net investment income of the Fund, subject to a quarterly preferred return to a “Hurdle Rate” of 1.25% per quarter (5.00% annualized). The Fund shall pay the Adviser an Investment Income Incentive Fee with respect to its pre-incentive fee net investment income as follows:

●	no Investment Income Incentive Fee based on pre-incentive fee net investment income in any calendar quarter in which the Fund’s pre-incentive fee net investment income does not exceed the Hurdle Rate;
●	100.00% of pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the Hurdle Rate but is less than 1.43% in any calendar quarter (5.72% annualized). This portion of the pre-incentive fee net investment income (which exceeds the Hurdle Rate but is less than 1.43%) is referred to as the “catch-

up.” The “catch-up” is meant to provide the Adviser with approximately 12.50% of the Fund’s pre-incentive fee net investment income as if a Hurdle Rate did not apply if pre-incentive fee net investment income exceeds 1.43% in any calendar quarter; and
●	12.50% of the pre-incentive fee net investment income, if any, that exceeds 1.43% in any calendar quarter (5.72% annualized), which reflects that once the Hurdle Rate is reached and the catch-up is achieved, 12.50% of all pre-incentive fee net investment income is paid to the Adviser.

For purposes of calculating the Investment Income Incentive Fee, “pre-incentive fee net investment income” is defined as interest income, dividend income and any other income accrued during the calendar quarter, minus operating expenses for the quarter, including the Management Fee, expenses payable to the Administrator under the Administration Agreement, any interest expense and distributions paid on any issued and outstanding preferred shares (if any), but excluding (x) the Incentive Fee and (y) any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as debt instruments with PIK interest and zero-coupon securities), accrued income that the Fund has not yet received in cash. The Adviser is not obligated to return to the Fund the Incentive Fee it receives on PIK interest that is later determined to be uncollectible in cash.

The following is a graphical representation of the calculation of the Investment Income Incentive Fee:

Beginning on the Incentive Fee Commencement Date

(expressed as a percentage of average adjusted capital)

Capital Gains Incentive Fee

The Capital Gains Incentive Fee is payable in cash at the end of each calendar year in arrears on or after the Incentive Fee Commencement Date or upon the termination of the Investment Advisory Agreement, to the extent it is terminated after the Incentive Fee Commencement Date. The Capital Gains Incentive Fee is calculated as follows:

●	For calendar years ending on or prior to the second anniversary of the Incentive Fee Commencement Date, the Capital Gains Incentive Fee shall be an amount equal to 7.50% of the Fund’s realized capital gains, if any, on a cumulative basis, less the aggregate amount of any previously paid Capital Gains Incentive Fees.

●	For calendar years ending after the second anniversary of the Incentive Fee Commencement Date, the Capital Gains Incentive Fee shall be an amount equal to 12.50% of the Fund’s realized capital gains, if any, on a cumulative basis, less the aggregate amount of any previously paid Capital Gains Incentive Fees.

For purposes of computing the Investment Income Incentive Fee and the Capital Gains Incentive Fee, the calculation methodology will look through derivative financial instruments or swaps as if the Fund owned the reference assets directly. Capital Gains Incentive Fees are computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from the Incentive Fee Commencement Date. Realized gains and realized losses on the disposition of any reference assets, as well as unrealized depreciation on reference assets retained in the derivative financial instrument or swap, will be included on a cumulative basis in the calculation of the Capital Gains Incentive Fee. With respect to the calculation of quarterly Pre-Incentive Fee Net Investment Income for purposes of calculating the Investment Income Incentive Fee, net interest, if any, associated with a derivative or swap (which is defined as the difference between (i) the interest income and transaction fees received in respect of the reference assets of the derivative or swap and (ii) all interest and other expenses paid by us to the derivative or swap counterparty) will be included in calculating the Investment Income Incentive Fee. The notional value of any such derivatives or swaps is not used for these purposes. With respect to the calculation of the Capital Gains Incentive Fee, realized gains and realized losses on the disposition of any reference assets, as well as unrealized depreciation on reference assets retained in the derivative or swap, will be included on a cumulative basis in calculating the Capital Gains Incentive Fee.

In no event will the Capital Gains Incentive Fee payable pursuant to the Investment Advisory Agreement exceed the amount permitted by the Advisers Act, including Section 205 thereof.

Indemnification

The Investment Advisory Agreement provides that, except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty, the Adviser and its officers, managers, partners, agents, employees, controlling persons and members, and any other person or entity affiliated with it, are entitled to indemnification from the Fund for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Adviser’s services under the Investment Advisory Agreement or otherwise as the Fund’s investment adviser. The Investment Advisory Agreement further provides that nothing in the Investment Advisory Agreement protects the indemnified parties against, or entitles the indemnified parties to indemnification in respect of, any liability to which the indemnified parties would otherwise be subject by reason of willful misfeasance, bad faith or gross negligence in the performance of the Adviser’s duties or by reason of the reckless disregard of the Adviser’s duties and obligations under the Investment Advisory Agreement.

Duration and Termination

The Investment Advisory Agreement was approved on August 8, 2024 by the Board, including a majority of the Independent Trustees. Unless terminated earlier as described below, the Investment Advisory Agreement will continue in effect for a period of two years from September 30, 2024, its effective date. It will remain in effect from year to year thereafter if approved annually by the Board or by the affirmative vote of the holders of a majority of the Fund’s outstanding voting securities, and, in either case, if also approved by a majority of the Independent Trustees. The Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Adviser and may be terminated by the Board or the Adviser without penalty upon 60 days’ written notice to the other. The holders of a majority of the Fund’s outstanding voting securities may also terminate the Investment Advisory Agreement without penalty upon 60 days’ written notice.

The Adviser’s services under the Investment Advisory Agreement are not exclusive, and the Adviser is generally free to furnish similar services to other entities so long as its performance under the Investment Advisory Agreement is not adversely affected.

Administration Agreement

The Fund has entered into an Administration Agreement, pursuant to which Stone Point Credit Income Adviser LLC serves as the Fund’s Administrator and provides the administrative services necessary for the Fund to operate. The Fund utilizes the Administrator’s office facilities, equipment and recordkeeping services. Pursuant to the Administration Agreement, the Administrator oversees the Fund’s public reporting requirements and tax reporting and monitors the Fund’s expenses and the performance of professional services rendered to the Fund by others. The Fund reimburses the Administrator for its costs and expenses, which may include an allocable portion of overhead incurred by the Administrator in performing its obligations under the Administration

Agreement, including compensation paid to or compensatory distributions received by the Fund’s officers (including its Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to the Fund, operations staff who provide services to the Fund, and internal audit staff. The Fund’s allocable portion of overhead is determined by the Administrator, which uses various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to the business and affairs of the Fund, and is subject to oversight by the Board. The Administrator may elect to waive certain charges that would have otherwise been eligible for reimbursement under the terms of the Administration Agreement which will not be subject to recoupment.

Indemnification

The Administrator is required to exercise reasonable care in the performance of its duties under the Administration Agreement. The Administrator is not liable for errors of judgment or mistakes of law or for losses suffered by the Fund in connection with the Administrator’s duties under the Administration Agreement, except a loss arising out of or relating to the Administrator’s refusal or failure to comply with the terms of the Administration Agreement or from the Administrator’s bad faith, negligence, or willful misconduct in the performance of its duties under this Agreement.

Duration and Termination

The Administration Agreement was approved on August 8, 2024 by the Board, including a majority of the Independent Trustees. Unless terminated earlier as described below, the Administration Agreement will continue in effect for a period of two years from its effective date. It will remain in effect from year to year thereafter if approved annually by the Board or by the affirmative vote of the holders of a majority of the Fund’s outstanding voting securities, and, in either case, if also approved by a majority of the Independent Trustees. The Administration Agreement may be terminated by the Board or the Administrator without penalty upon 60 days’ written notice to the other. The holders of a majority of the Fund’s outstanding voting securities may also terminate the Administration Agreement without penalty upon 60 days’ written notice.

Sub-Administration Agreement

The Administrator entered into the Sub-Administration Agreement with the Sub-Administrator under which the Sub-Administrator provides various accounting and other administrative services with respect to the Fund. The Fund pays the Sub-Administrator fees for services that the Administrator determines are commercially reasonable in its sole discretion. The Fund also reimburses the Sub-Administrator for all reasonable expenses incurred in providing services in respect to the Fund. To the extent that the Sub-Administrator outsources any of its functions, the Sub-Administrator will pay any compensation associated with such functions. The cost of such compensation, and any other costs or expenses under the Sub-Administration Agreement, will be in addition to the cost of any services borne by the Fund under the Administration Agreement.

Expense Support and Conditional Reimbursement Agreement

The Fund entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support and Conditional Reimbursement Agreement”) with the Adviser. Pursuant to the Expense Support Agreement, the Adviser is obligated to advance all of the Fund’s Other Operating Expenses (defined below) that exceed 1.00% (on an annualized basis) of the Fund’s NAV (each, a “Required Expense Payment”).

“Other Operating Expenses” means the Fund’s total organization and offering expenses, professional fees, trustee fees, administration fees, and other general and administrative expenses (including the Fund’s allocable portion of compensation (including salaries, bonuses and benefits), overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement).

Any Required Expense Payment must be paid by the Adviser to or on behalf of the Fund in any combination of cash or other immediately available funds and/or offset against amounts due from the Fund to the Adviser or its affiliates. The Adviser may elect to pay certain additional expenses on behalf of the Fund (each, a “Voluntary Expense Payment” and together with a Required Expense Payments, the “Expense Payments”), provided that no portion of the payment will be used to pay any interest expense of the Fund. Any Voluntary Expense Payment that the Adviser has committed to pay must be paid by the Adviser to the Fund in any combination of cash or other immediately available funds no later than 45 days after such commitment was made in writing, and/or offset against amounts due from the Fund to the Adviser or its affiliates.

Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Fund’s shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Fund shall pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to the Fund within three years prior to the last business day of such calendar month Expense Payments were made have been reimbursed. Any payments required to be made by the Fund shall be referred to herein as a “Reimbursement Payment.”

“Available Operating Funds” means the sum of (i) the Fund’s net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) the Fund’s net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to the Fund on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

No Reimbursement Payment for any month shall be made if: (1) the Fund’s Operating Expense Ratio at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relate, or (2) the Fund’s Other Operating Expenses at the time of such Reimbursement Payment exceeds 1.00% of the Fund’s NAV. The “Operating Expense Ratio” is calculated by dividing Operating Expenses, less Management Fees and Incentive Fees owed to the Adviser, and interest expense, by the Fund’s net assets. “Operating Expenses” means all of the Fund’s operating costs and expenses incurred, as determined in accordance with generally accepted accounting principles for investment companies.

The Fund’s obligation to make a Reimbursement Payment shall automatically become a liability of the Fund on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month.

Expenses

The Fund’s primary operating expenses include the payment of fees to the Adviser under the Investment Advisory Agreement, the Fund’s allocable portion of overhead expenses under the Administration Agreement, and all other costs and expenses relating to the Fund’s operations and transactions, including: operational and organizational costs; the cost of calculating the Fund’s NAV, including the cost and expenses of third-party valuation services; fees and expenses payable to third parties relating to evaluating, making and disposing of investments, including the Adviser’s or its affiliates’ travel expenses, research costs and out-of-pocket fees and expenses associated with performing due diligence and reviews of prospective investments, monitoring investments and, if necessary, enforcing the Fund’s rights; interest payable on debt and other borrowing costs, if any, incurred to finance the Fund’s investments; costs of effecting sales and repurchases of the Fund’s Shares and other securities; distributions on the Fund’s Shares; transfer agent and custody fees and expenses; the allocated costs incurred by the Administrator and Sub-Administrator in providing managerial assistance to those portfolio companies that request it; other expenses incurred by the Administrator, the Sub-Administrator, the Adviser or the Fund in connection with administering the Fund’s business, including payments made to third-party providers of goods or services; brokerage fees and commissions; federal and state registration fees; U.S. federal, state and local taxes; Independent Trustees’ fees and expenses; costs associated with the Fund’s reporting and compliance obligations under the 1940 Act and applicable U.S. federal and state securities laws; costs of any reports, proxy statements or other notices to shareholders, including printing costs; costs of holding shareholder meetings; the Fund’s fidelity bond; Independent Trustees’ and officers’ errors and omissions liability insurance, and any other insurance premiums; litigation, indemnification and other non-recurring or extraordinary expenses; direct costs and expenses of administration and operation, including printing, mailing, long distance telephone, staff, audit, compliance (including fees incurred with any compliance services, debt monitoring systems and software, and trade order management software), tax and legal costs; fees and expenses associated with marketing efforts; dues, fees and charges of any trade association of which the Fund is a member; and all other expenses reasonably incurred by the Fund, the Administrator or the Sub-Administrator in connection with administering the Fund’s business.

The Fund makes use of certain “mixed-use” services, products and resources that are utilized by the Adviser to provide investment advisory and administrative services to other clients or for proprietary purposes, including but not limited to research and information services, information technology services and software platforms, and third-party service providers. To the extent that the cost of such services may be borne in part by the Fund as an operating expense, the Administrator may use various methodologies to determine the Fund’s allocable portion of the total cost of such service, product or resource, including but not limited to allocating between the Fund and other clients pro rata based on number of clients receiving such services, proportionately in accordance with asset size, or on such other basis that the Administrator determines to be fair and equitable under the circumstances.

Distributions; Dividend Reinvestment Plan

The Fund intends to make monthly distributions to shareholders. The Fund’s distributions, if any, will be determined by the Board.

Distributions may be made out of any amounts legally available for such purpose, including earnings and profits. Distributions in excess of current and accumulated earnings and profits (as determined for U.S. federal income tax purposes) first will reduce a shareholder’s tax basis (which will result in higher gains or lower losses when the investment is sold) and, after the tax basis is reduced to zero, will constitute gains to such shareholder.

The Fund expects monthly distributions to be paid from income primarily generated by interest and dividends earned on the Fund’s investments, although distributions to shareholders may also include a return of capital (the distribution of an investment’s original principal back to the investors, rather than distributing profits or earnings). The specific tax characteristics of the Fund’s distributions each year will be reported to shareholders after the end of the calendar year.

The Fund has adopted an “opt-out” dividend reinvestment plan (“DRIP”), under which a shareholder’s distributions would automatically be reinvested under the DRIP for additional whole and fractional Shares, unless the shareholder “opts out” of the DRIP, thereby electing to receive cash distributions.

Shareholders who receive distributions under the DRIP in the form of additional Shares generally will be subject to the same U.S. federal, state and local tax consequences as shareholders who elect not to reinvest distributions. Participation in the DRIP will not in any way reduce the amount of a shareholder’s capital commitment.

Discretionary Share Repurchase Program

The Fund does not list its Shares on a securities exchange and the Fund does not expect there to be a public market for its Shares. As a result, shareholders’ ability to sell their Shares is limited.

Subject to market conditions and the discretion of the Board, the Fund intends to commence a share repurchase program in which the Fund intends to offer to repurchase, in each quarter, a number of Shares as determined by the Board in its discretion in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. The Board may amend or suspend the share repurchase program at any time if in its reasonable judgment it deems such action to be in the Fund’s best interest and/or the best interest of shareholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on the liquidity of the Fund, adversely affect operations or risk having an adverse impact on the Fund that would outweigh the benefit of the repurchase offer. All Shares repurchased by the Fund pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued Shares.

The majority of the Fund’s assets consist of instruments that cannot generally be readily liquidated without impacting the Fund’s ability to realize full value upon their disposition. Therefore, the Fund may not always have sufficient liquid resources to make repurchase offers. The Fund may fund repurchase requests from sources other than cash flow from operations, including the sale of assets, borrowings, return of capital or offering proceeds, and although the Fund generally expects to fund distributions from cash flow from operations, the Fund has not established any limits on the amounts the Fund may pay from such sources. Should making repurchase offers, in the Board’s judgment, place an undue burden on the Fund’s liquidity, adversely affect the Fund’s operations or risk having an adverse impact on the Fund as a whole, or should it otherwise determine that investing the Fund’s liquid assets in originated loans or other illiquid investments rather than repurchasing Shares is in the best interests of the Fund as a whole, then the Fund may choose to offer to repurchase fewer Shares than described above, or none at all.

Leverage

The Fund complies with the 150% asset coverage test set forth in the 1940 Act and with respect to the incurrence of leverage from “senior securities.” The Fund’s sources of leverage may include, without limitation, one or more credit facilities and/or note issuances; a subscription credit facility secured by the Fund’s right, title and interest in and to the capital commitments of its shareholders, which may be used for various purposes including facilitating timely and efficient drawdowns of capital commitments; and the issuance of notes, debt securities or preferred shares.

Regulation as a Business Development Company

A BDC is regulated under the 1940 Act. A BDC must be organized in the United States for the purpose of investing in or lending to primarily private companies and making significant managerial assistance available to them. A BDC may use capital provided by stockholders and from other sources to make long-term, private investments in businesses. The Fund is a non-exchange traded, perpetual-life BDC, and therefore does not intend to list its Shares on a stock exchange or other securities market and it is not publicly traded.

The Fund may not change the nature of its business so as to cease to be, or withdraw the Fund’s election as, a BDC unless authorized by vote of a majority of the outstanding voting securities, as required by the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (a) 67% or more of such company’s voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (b) more than 50% of the outstanding voting securities of such company. The Fund does not anticipate any substantial change in the nature of the Fund’s business.

As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. A majority of the Fund’s Board consists of persons who are not interested persons, as that term is defined in the 1940 Act. Additionally, the Fund is required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the Fund. Furthermore, as a BDC, the Fund is prohibited from protecting any trustee or officer against any liability to the Fund or shareholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

As a BDC, the Fund is generally required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of the Fund’s total assets (less all liabilities and indebtedness not represented by senior securities) to the Fund’s outstanding senior securities, of at least 150% after each issuance of senior securities. The Fund may also be prohibited under the 1940 Act from knowingly participating in certain transactions with its affiliates without the prior approval of the Fund’s Independent Trustees and, in some cases, prior approval by the SEC. As a BDC, the Fund is generally limited in its ability to invest in any portfolio company in which the Adviser or any of its affiliates currently has an investment or to make any co-investments with the Adviser or its affiliates by the conditions contained in the exemptive relief granted by the SEC to certain affiliates of the Fund on June 14, 2022 (the “Order”), subject to certain exceptions.

In October 2020, the SEC adopted certain regulatory changes related to the ability of investment companies, including BDCs, to invest in other investment companies in excess of the limits imposed by the 1940 Act. These changes include, among other things, the adoption of Rule 12d1-4 under the 1940 Act. Under Rule 12d1-4, the Fund may acquire securities issued by any investment company in excess of the limits imposed by the 1940 Act as long as the Fund complies with the conditions of Rule 12d1-4, which include, among other things, certain post-acquisition limits on control and voting of any acquired RIC. The portion of the Fund’s portfolio invested in securities issued by investment companies ordinarily subjects shareholders to additional expenses. The Fund’s investment portfolio is also subject to diversification requirements by virtue of the Fund’s intention to be a RIC for U.S. tax purposes.

The Fund is generally not be able to issue and sell the Shares at a price below NAV per share. The Fund may, however, sell Shares, or warrants, options or rights to acquire Shares, at a price below the then-current NAV of the Shares if the Fund’s Board determines that such sale is in the Fund’s best interests and the best interests of shareholders, and shareholders approve such sale. In addition, the Fund may generally issue new shares of its Shares at a price below NAV in rights offerings to existing shareholders, in payment of dividends and in certain other limited circumstances.

The Fund will be periodically examined by the SEC for compliance with the 1940 Act.

As a BDC, the Fund is subject to certain risks and uncertainties.

Qualifying Assets

The Fund may invest up to 30% of the Fund’s portfolio opportunistically in non-eligible portfolio company investments, which are driven primarily through opportunities sourced through the Adviser. However, under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets relevant to the Fund’s business are the following:

1.	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding thirteen months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:
a.	is organized under the laws of, and has its principal place of business in, the United States;
b.	is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
c.	satisfies any of the following:
i.	does not have any class of securities that is traded on a national securities exchange;
ii.	has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;
iii.	is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company; or
iv.	is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.
2.	Securities of any eligible portfolio company which the Fund controls.
3.	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
4.	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and the Fund already owns 60% of the outstanding equity of the eligible portfolio company.
5.	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of rights relating to such securities.
6.	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

Managerial Assistance to Portfolio Companies

A BDC must have been organized under the laws of, and have its principal place of business in, any state or states within the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors or officers, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments

The Fund generally expects to call any undrawn capital for investment purposes only at the time the Fund identifies an investment opportunity. Notwithstanding the foregoing, until such time as the Fund invests the proceeds of such capital calls in portfolio companies and while new investments are pending, the Fund’s investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, referred to herein, collectively, as “temporary investments,” so that 70% of the Fund’s assets are qualifying assets. The Fund may invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as the Fund, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of the Fund’s assets that may be invested in such repurchase agreements. However, if more than 25% of the Fund’s net assets constitute repurchase agreements from a single counterparty, the Fund may not meet the diversification tests in order to qualify as a RIC. Thus, the Fund does not intend to enter into repurchase agreements with a single counterparty in excess of this limit. The Adviser will monitor the creditworthiness of the counterparties with which the Fund enters into repurchase agreement transactions.

Code of Ethics

The Fund and the Adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain transactions by the Fund’s personnel. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by the Fund, so long as such investments are made in accordance with the code’s requirements. The Fund has also adopted a code of ethics which applies to, among others, our senior officers, including our chief executive officer and chief financial officer, as well as all of our officers and Trustees. The Fund’s code of ethics is attached as an exhibit to this Annual Report on Form 10-K.

Compliance Policies and Procedures

The Fund and the Adviser each adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws. The Fund and the Adviser are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a Chief Compliance Officer to be responsible for administering the policies and procedures. Brian J. Rooder serves as the Fund’s Chief Compliance Officer.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect the Fund. For example:

●	pursuant to Rule 13a-14 of the Exchange Act, the Fund’s President and Chief Financial Officer must certify the accuracy of the financial statements contained in the Fund’s periodic reports;
●	pursuant to Item 307 of Regulation S-K, the Fund’s periodic reports must disclose the Fund’s conclusions about the effectiveness of its disclosure controls and procedures;

●	pursuant to Rule 13a-15 of the Exchange Act, the Fund’s management must prepare an annual report regarding its assessment of the Fund’s internal control over financial reporting and (once the Fund ceases to be an emerging growth company under the JOBS Act or, if later, for the year following the Fund’s first annual report required to be filed with the SEC) must obtain an audit of the effectiveness of internal control over financial reporting performed by its independent registered public accounting firm; and
●	pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, the Fund’s periodic reports must disclose whether there were significant changes in the Fund’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires the Fund to review its current policies and procedures to determine whether the Fund complies with the Sarbanes-Oxley Act and the regulations promulgated thereunder. The Fund will continue to monitor its compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that the Fund is in compliance therewith.

Proxy Voting Policies and Procedures

The Fund has delegated its proxy voting responsibility to the Adviser. As a fiduciary, the Adviser has a duty to monitor corporate events and to vote proxies, as well as a duty to cast votes in the best interest of the Fund and not to subrogate Fund interests to its own interests. To meet its fiduciary obligations, the Adviser seeks to ensure that it votes proxies in the best interest of the Fund, and addresses how the Adviser will resolve any conflict of interest that may arise when voting proxies. The Adviser’s proxy voting policy attempts to generalize a complex subject and the Adviser may, from time to time, determine that it is in the best interests of the Fund to depart from specific policies described therein.

Shareholders may, without charge, obtain information regarding how the Fund voted proxies with respect to the Fund’s portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, 20 Horseneck Lane, Greenwich, Connecticut 06830 or by contacting the Fund’s investor relations department at SPCreditIR@stonepoint.com.

Reporting Obligations

The Fund will furnish the shareholders with annual reports containing audited financial statements, quarterly reports, and such other periodic reports as the Fund determines to be appropriate or as may be required by law. The Fund is required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the Exchange Act. Shareholders and the public may view materials the Fund files with the SEC on its website (http://www.sec.gov).

Material U.S. Federal Income Tax Considerations

The following discussion is a general summary of certain material U.S. federal income tax considerations applicable to the Fund and an investment in the Shares. The discussion is based upon the Code, the regulations of the U.S. Department of Treasury promulgated thereunder, referred to herein as the “Treasury Regulations,” the legislative history of the Code, current administrative interpretations and practices of the Internal Revenue Service, referred to herein as the “IRS” (including administrative interpretations and practices of the IRS expressed in private letter rulings which are binding on the IRS only with respect to the particular taxpayers that requested and received those rulings) and judicial decisions, each as of the date of this Form 10-K and all of which are subject to change or differing interpretations, possibly retroactively, which could affect the continuing validity of this discussion. The Fund has not sought, and will not seek, any ruling from the IRS regarding any matter discussed in this summary, and this summary is not binding on the IRS. Accordingly, there can be no assurance that the IRS will not assert, and a court will not sustain, a position contrary to any of the tax consequences discussed below.

Investors should note that this summary does not purport to be a complete description of all the tax aspects affecting the Fund or the shareholders. For example, this summary does not describe all of the U.S. federal income tax consequences that may be relevant to certain types of shareholders subject to special treatment under the U.S. federal income tax laws, including shareholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, partnerships or other pass-through entities and their owners, Non-U.S. Shareholders (as defined below) engaged in a trade or business in the United States or entitled to claim the benefits of an applicable income tax treaty, persons who have ceased to be U.S. citizens or to be taxed as residents of the United States, U.S.

Shareholders (as defined below) whose functional currency is not the U.S. dollar, persons holding the Fund’s Shares in connection with a hedging, straddle, conversion or other integrated transaction, dealers in securities, traders in securities that elect to use a mark-to-market method of accounting for securities holdings, pension plans and trusts, and financial institutions. This summary assumes that shareholders hold Shares as capital assets for U.S. federal income tax purposes (generally, assets held for investment). This summary does not discuss any aspects of U.S. estate or gift taxation, U.S. state or local taxation or non-U.S. taxation. It does not discuss the special treatment under U.S. federal income tax laws that could result if the Fund invests in tax-exempt securities or certain other investment assets.

For purposes of this discussion, a “U.S. Shareholder” is a beneficial owner of Shares that is, for U.S. federal income tax purposes:

●	an individual who is a citizen or resident of the United States;
●	a corporation, or other entity treated as a corporation for U.S. federal income tax purposes, created or organized in or under the laws of the United States or any state thereof, including, for this purpose, the District of Columbia;
●	a trust if (i) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more “United States persons” (as defined in the Code) have the authority to control all substantive decisions of the trust, or (ii) the trust has in effect a valid election to be treated as a domestic trust for U.S. federal income tax purposes; or
●	an estate, the income of which is subject to U.S. federal income taxation regardless of its source.

For purposes of this discussion, a “Non-U.S. Shareholder” is a beneficial owner of Shares that is not a U.S. Shareholder or a partnership (or an entity or arrangement treated as a partnership) for U.S. federal income tax purposes.

If a partnership, or other entity or arrangement treated as a partnership for U.S. federal income tax purposes, holds Shares, the U.S. federal income tax treatment of a partner in the partnership generally will depend on the status of the partner, the activities of the partnership and certain determinations made at the partner level. A shareholder that is a partnership holding Shares, and each partner in such a partnership, should consult his, her or its own tax adviser with respect to the tax consequences of the purchase, ownership and disposition of Shares.

Tax matters are very complicated and the tax consequences to each shareholder of the ownership and disposition of Shares will depend on the facts of such shareholder’s particular situation. Investors should consult their own tax adviser regarding the specific tax consequences of the ownership and disposition of Shares to them, including tax reporting requirements, the applicability of U.S. federal, state and local tax laws and non-U.S. tax laws, eligibility for the benefits of any applicable income tax treaty and the effect of any possible changes in the tax laws.

Election to be Taxed as a RIC

The Fund intends to elect to be treated, and intends to qualify annually thereafter, as a RIC under Subchapter M of the Code. As a RIC, the Fund generally will not pay corporate-level U.S. federal income taxes on any income or gains that the Fund timely distributes as dividends to shareholders. Rather, dividends the Fund distributes generally will be taxable to shareholders, and any net operating losses, foreign tax credits and other of the Fund’s tax attributes generally will not pass through to shareholders, subject to special rules for certain items such as net capital gains and qualified dividend income the Fund recognizes. See “– Taxation of U.S. Shareholders” and “– Taxation of Non-U.S. Shareholders,” below.

To qualify as a RIC, the Fund must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify as a RIC, the Fund must timely distribute dividends to shareholders of an amount generally at least equal to 90% of the Fund’s investment company taxable income (determined without regard to the dividends paid deduction), which is generally the Fund’s net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, if any, for each taxable year (the “Annual Distribution Requirement”).

Taxation as a RIC

If the Fund qualifies as a RIC and satisfies the Annual Distribution Requirement, then the Fund will not be subject to U.S. federal income tax on the portion of the Fund’s investment company taxable income and net capital gain (generally, net long-term capital gain in excess of net short-term capital loss) that the Fund timely distributes (or is deemed to timely distribute) as dividends to shareholders. The Fund will be subject to U.S. federal income tax at the regular corporate rate on any income or capital gain not distributed (or deemed distributed) to shareholders.

The Fund generally will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income or gains in respect of any calendar year unless the Fund distributes dividends in a timely manner to shareholders of an amount at least equal to the sum of (1) 98% of the Fund’s net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of the Fund’s capital gain net income (adjusted for certain ordinary losses) generally for the one-year period ending October 31 in such calendar year and (3) any net ordinary income and capital gain net income recognized, but not distributed, in preceding years (the “Excise Tax Avoidance Requirement”). Any distribution declared by the Fund during October, November or December of any calendar year, payable to shareholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been paid by the Fund, as well as received by U.S. Shareholders, on December 31 of the calendar year in which the distribution was declared. The Fund will not be subject to the U.S. federal excise tax on amounts on which the Fund is required to pay U.S. federal income tax (such as retained net capital gains). Depending upon the level of taxable income earned in a taxable year, the Fund may choose to carry forward taxable income for distribution in the following taxable year and pay the applicable U.S. federal excise tax.

The Fund may incur the 4% nondeductible U.S. federal excise tax in the future on a portion of its income and capital gains. While the Fund intends to distribute income and capital gains to minimize exposure to 4% nondeductible U.S. federal excise tax, the Fund may not be able to, or may choose not to, distribute amounts sufficient to avoid the imposition of the tax entirely. In that event, the Fund generally will be liable for 4% nondeductible U.S. federal excise tax only on the amount by which the Fund does not meet the Excise Tax Avoidance Requirement. The Fund generally will endeavor in each taxable year to avoid any material U.S. federal excise tax on its earnings but there can be no assurance that the Fund will be successful in entirely avoiding U.S. federal excise tax.

In order to qualify as a RIC for U.S. federal income tax purposes, the Fund must, among other things:

●	qualify and have in effect an election to be treated as a BDC under the 1940 Act at all times during each taxable year;
●	derive in each taxable year at least 90% of the Fund’s gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of shares or other securities, net income derived from an interest in a “qualified publicly traded partnership” (as defined in the Code), or other income derived with respect to the Fund’s business of investing in such shares or securities (the “90% Income Test”); and
●	diversify the Fund’s holdings so that at the end of each quarter of the taxable year:
●	at least 50% of the value of the Fund’s assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of the Fund’s assets or more than 10% of the outstanding voting securities of the issuer; and
●	no more than 25% of the value of the Fund’s assets is invested in (a) the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable Code rules, by the Fund and that are engaged in the same or similar or related trades or businesses or (b) the securities of one or more qualified publicly traded partnerships (the “Diversification Tests”).

A RIC is limited in its ability to deduct expenses in excess of its investment company taxable income. If the Fund’s expenses in a given taxable year exceed its investment company taxable income, the Fund may experience a net operating loss for that taxable year. However, a RIC is not permitted to carry forward net operating losses to subsequent taxable years and such net operating losses do not pass through to its shareholders. In addition, deductible expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, the excess of realized capital losses over realized capital gains) to offset its investment company taxable income, but may carry forward such net capital losses, and use them to offset future capital gains, indefinitely. Due to these limits on deductibility of expenses and net capital losses, the Fund may for tax purposes have aggregate taxable income for several years that the Fund is required to distribute and that is taxable to shareholders even if such taxable income is greater than the net income the Fund actually earns during those taxable years.

For U.S. federal income tax purposes, the Fund includes in its taxable income certain amounts that it has not yet received in cash. For example, if the Fund holds debt obligations that are treated under applicable U.S. federal income tax rules as having original issue discount (“OID”) (such as debt instruments with PIK interest or, in certain cases, that have increasing interest rates or are issued with warrants), the Fund must include in its taxable income in each taxable year a portion of the OID that accrues over the life of the obligation, regardless of whether the Fund receives cash representing such income in the same taxable year. The Fund may also have to include in its taxable income other amounts that the Fund has not yet received in cash, such as accruals on a contingent payment debt instrument or deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Further, the Fund may elect to amortize market discount on debt investments and currently include such amounts in its taxable income, instead of upon their sale or other disposition, as any failure to make such election would limit the Fund’s ability to deduct interest expense for tax purposes. Because such OID or other amounts accrued will be included in the Fund’s investment company taxable income for the taxable year of accrual, the Fund may be required to make distributions to shareholders in order to satisfy the Annual Distribution Requirement and/or the Excise Tax Avoidance Requirement, even though the Fund will have not received any corresponding cash payments. Accordingly, to enable the Fund to make distributions to shareholders that will be sufficient to enable the Fund to satisfy the Annual Distribution Requirement, the Fund may need to sell some of its assets at times and/or at prices that it would not consider advantageous, the Fund may need to raise additional equity or debt capital or the Fund may need to forego new investment opportunities or otherwise take actions that are disadvantageous to its business (or be unable to take actions that are advantageous to its business). If the Fund is unable to obtain cash from other sources to enable the Fund to satisfy the Annual Distribution Requirement, the Fund may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to a corporate-level U.S. federal income tax (and any applicable state and local taxes).

Because the Fund expects to use a subscription facility, the Fund may be prevented from making distributions to shareholders in certain circumstances. In addition, under the 1940 Act, the Fund is generally not permitted to make distributions to shareholders while its debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. Limits on the Fund’s distributions to shareholders may prevent the Fund from satisfying the Annual Distribution Requirement and, therefore, may jeopardize the Fund’s qualification for taxation as a RIC, or may cause the Fund to be subject to the 4% nondeductible U.S. federal excise tax.

Although the Fund does not presently expect to do so, the Fund may borrow funds and sell assets in order to make distributions to shareholders that are sufficient for the Fund to satisfy the Annual Distribution Requirement. However, the Fund’s ability to dispose of assets may be limited by (1) the illiquid nature of its portfolio and/or (2) other requirements relating to the Fund’s status as a RIC, including the Diversification Tests. If the Fund disposes of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, the Fund may make such dispositions at times that, from an investment standpoint, are not advantageous. Alternatively, although the Fund currently does not intend to do so, to satisfy the Annual Distribution Requirement, the Fund may declare a taxable dividend payable in the Fund’s Shares or cash at the election of each shareholder. In such case, for U.S. federal income tax purposes, the amount of the dividend paid in the Fund’s Shares will generally be equal to the amount of cash that could have been received instead of the Fund’s Shares. See “– Taxation of U.S. Shareholders” below for a discussion of the tax consequences to shareholders upon receipt of such dividends.

Distributions the Fund makes to shareholders may be made from the Fund’s cash assets or by liquidation of its investments, if necessary. The Fund may recognize gains or losses from such liquidations. In the event the Fund recognizes net capital gains from such transactions, shareholders may receive a larger capital gain distribution than they would have received in the absence of such transactions.

Failure to Qualify as a RIC

If the Fund failed to satisfy the 90% Income Test for any taxable year or the Diversification Tests for any quarter of a taxable year, the Fund might nevertheless continue to qualify as a RIC for such taxable year if certain relief provisions of the Code applied (which might, among other things, require the Fund to pay certain corporate-level U.S. federal taxes or to dispose of certain assets). If the Fund failed to qualify for treatment as a RIC and such relief provisions did not apply to the Fund, the Fund would be subject to U.S. federal income tax on all of its taxable income at the regular corporate U.S. federal income tax rate (and the Fund also would be subject to any applicable state and local taxes), regardless of whether the Fund makes any distributions to shareholders. The Fund would not be able to deduct distributions to shareholders, nor would distributions to shareholders be required to be made for U.S. federal income tax purposes. Any distributions the Fund makes generally would be taxable to U.S. Shareholders as ordinary dividend income and, subject to certain limitations under the Code, would be eligible for the 20% maximum rate generally applicable to individuals and other non-corporate U.S. Shareholders, to the extent of the Fund’s current or accumulated earnings and profits. Subject to certain limitations under the Code, U.S. Shareholders that are corporations for U.S. federal income tax purposes generally would be eligible for the dividends-received deduction. Distributions in excess of the Fund’s current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain.

Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one taxable year prior to disqualification and that re-qualify as a RIC no later than the second consecutive taxable year following the non-qualifying taxable year, the Fund could be subject to U.S. federal income tax on any unrealized net built-in gains in the assets held by the Fund during the period in which the Fund failed to qualify as a RIC that are recognized during the five-taxable year period after its requalification as a RIC, unless the Fund made a special election to pay corporate-level U.S. federal income tax on such net built-in gains at the time of the Fund’s requalification as a RIC. The Fund may decide to be taxed as a regular corporation even if the Fund would otherwise qualify as a RIC if the Fund determines that treatment as a corporation for a particular taxable year would be in the Fund’s best interests.

The Fund’s Investments – General

Certain of the Fund’s investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things, (1) treat dividends that would otherwise constitute qualified dividend income as non-qualified dividend income, (2) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (3) convert lower-taxed long-term capital gain into higher-taxed short-term capital gain or ordinary income, (4) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (5) cause the Fund to recognize income or gain without receipt of a corresponding cash payment, (6) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (7) adversely alter the characterization of certain complex financial transactions and (8) produce income that will not be qualifying income for purposes of the 90% Income Test. The Fund intends to monitor its transactions and may make certain tax elections to mitigate the potential adverse effect of these provisions, but there can be no assurance that the Fund will be eligible for any such tax elections or that any adverse effects of these provisions will be mitigated.

The Fund may invest a portion of its net assets in below investment grade instruments. Investments in these types of instruments may present special tax issues for the Fund. U.S. federal income tax rules are not entirely clear about issues such as when the Fund may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. The Fund intends to address these and other issues to the extent necessary in order to seek to ensure that the Fund distributes sufficient income to avoid any material U.S. federal income or the 4% nondeductible U.S. federal excise tax.

A portfolio company in which the Fund invests may face financial difficulties that require the Fund to work-out, modify or otherwise restructure the Fund’s investment in the portfolio company. Any such transaction could, depending upon the specific terms of the transaction, result in unusable capital losses and future non-cash income. Any such transaction could also result in the Fund receiving assets that give rise to non-qualifying income for purposes of the 90% Income Test or otherwise would not count toward satisfying the Diversification Tests. Furthermore, some of the income that the Fund might otherwise earn, such as fees for providing managerial assistance, certain fees earned with respect to the Fund’s investments, income recognized in a work-out or restructuring of a portfolio investment, or income recognized from an equity investment in an operating partnership, may not satisfy the 90% Income Test. To manage the risk that such income might disqualify the Fund as a RIC for failure to satisfy the 90% Income Test, one or more subsidiary entities treated as U.S. corporations for entity-level income tax purposes may be employed to earn such income and (if applicable) hold the related asset. Such subsidiary entities will be required to pay entity-level income tax on their earnings, which ultimately will reduce the yield to shareholders on such fees and income.

Gain or loss recognized by the Fund from warrants or other securities acquired by the Fund, as well as any loss attributable to the lapse of such warrants, generally will be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term depending on how long the Fund held a particular warrant or security.

The Fund’s investment in non-U.S. securities may be subject to non-U.S. income, withholding and other taxes. In that case, the Fund’s yield on those securities would be decreased. U.S. Shareholders generally will not be entitled to claim a U.S. foreign tax credit or deduction with respect to non-U.S. taxes paid by the Fund.

If the Fund acquires shares in a passive foreign investment company (“PFIC”), the Fund may be subject to U.S. federal income tax on a portion of any “excess distribution” received on, or any gain from the disposition of, such shares even if the Fund distributes such income as a taxable dividend to shareholders. Additional charges in the nature of interest generally will be imposed on the Fund in respect of deferred taxes arising from any such excess distribution or gain. If the Fund invests in the shares of a PFIC and elects to treat the PFIC as a “qualified electing fund” under the Code (a “QEF”), in lieu of the foregoing requirements, the Fund will be required to include in income each year the Fund’s proportionate share of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed by the QEF. Alternatively, the Fund may be able to elect to mark its shares in a PFIC at the end of each taxable year to market; in this case, the Fund will recognize as ordinary income any increase in the value of such shares, and as ordinary loss any decrease in such value to the extent that any such decrease does not exceed prior increases in such value included in the Fund’s income. The Fund’s ability to make either election will depend on factors beyond the Fund’s control, and is subject to restrictions which may limit the availability of the benefit of these elections. Under either election, the Fund may be required to recognize in a taxable year income in excess of any distributions the Fund receives from PFICs and any proceeds from dispositions of PFIC stock during that taxable year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of determining whether the Fund satisfies the Excise Tax Avoidance Requirement. See “– Taxation as a RIC” above.

Under Section 988 of the Code, gains or losses attributable to fluctuations in exchange rates between the time the Fund accrues income, expenses or other liabilities denominated in a foreign currency and the time the Fund actually collects such income or pay such expenses or liabilities are generally treated as ordinary income or loss. Similarly, gains or losses on foreign currency-denominated forward, futures and option contracts, as well as certain other financial instruments, and the disposition of debt obligations denominated in a foreign currency, to the extent attributable to fluctuations in exchange rates between the acquisition and disposition dates, are also treated as ordinary income or loss.

Some of the income that the Fund might otherwise earn, such as fees for providing managerial assistance, certain fees earned with respect to the Fund’s investments, income recognized in a work-out or restructuring of a portfolio investment, or income recognized from an equity investment in an operating partnership, may not satisfy the 90% Income Test. To manage the risk that such income might disqualify the Fund as a RIC for failure to satisfy the 90% Income Test, one or more subsidiary entities treated as U.S. corporations for U.S. federal income tax purposes may be employed to earn such income and (if applicable) hold the related asset. Such subsidiary entities will be required to pay U.S. federal income tax on their earnings, which ultimately will reduce the yield to shareholders on such fees and income.

The remainder of this discussion assumes that the Fund qualifies as a RIC for each taxable year.

Taxation of U.S. Shareholders

The following discussion only applies to U.S. Shareholders. Prospective shareholders that are not U.S. Shareholders should refer to “– Taxation of Non-U.S. Shareholders” below.

Distributions

Distributions by the Fund (including distributions where shareholders can elect to receive cash or Shares) generally are taxable to U.S. Shareholders as ordinary income or capital gains. Distributions of the Fund’s investment company taxable income are taxable as ordinary income to U.S. Shareholders to the extent of the Fund’s current or accumulated earnings and profits, whether paid in cash or Shares. To the extent that such distributions paid by the Fund to non-corporate U.S. Shareholders (including individuals) are attributable to dividends from U.S. corporations and certain qualified foreign corporations, such distributions (“Qualifying Dividends”) may be eligible for a reduced maximum U.S. federal income tax rate of 20%. In this regard, it is anticipated that the Fund’s distributions generally will not be attributable to dividends received by the Fund and, therefore, generally will not qualify for the 20% maximum rate applicable to Qualifying Dividends. Distributions of the Fund’s net capital gain (which is generally the Fund’s realized net long-term capital gains in excess of realized net short-term capital losses) properly designated by the Fund as “capital gain dividends” will be taxable to U.S. Shareholders as long-term capital gains (currently taxable at a maximum U.S. federal income tax rate of 20% in the case of non-corporate U.S. Shareholders (including individuals)), regardless of the U.S. Shareholder’s holding period for his, her or its Shares and regardless of whether paid in cash or Shares. Distributions in excess of the Fund’s earnings and profits first will reduce a U.S.

Shareholder’s adjusted tax basis in such shareholder’s Shares and, after the adjusted tax basis is reduced to zero, will constitute capital gains to such U.S. Shareholder.

The Fund may decide to retain some or all of the Fund’s net capital gain for reinvestment, but designate the retained net capital gain as a “deemed distribution.” In that case, among other consequences, (i) the Fund will pay tax on the retained amount, (ii) each U.S. Shareholder will be required to include his, her or its share of the deemed distribution in income as if it had been actually distributed to the U.S. Shareholder, and (iii) the U.S. Shareholder will be entitled to claim a credit equal to his, her or its allocable share of the tax paid thereon by the Fund. Because the Fund expects to pay tax on any retained net capital gains at the regular corporate U.S. federal income tax rate, and because that rate is in excess of the maximum U.S. federal income tax rate currently payable by individuals (and other non-corporate U.S. Shareholders) on long-term capital gains, the amount of tax that individuals (and other non-corporate U.S. Shareholders) will be treated as having paid will exceed the tax they owe on the capital gain distribution. Such excess generally may be claimed as a credit against the U.S. Shareholder’s other federal income tax obligations or may be refunded to the extent it exceeds the U.S. Shareholder’s U.S. federal income tax liability. The amount of the deemed distribution net of such tax will be added to the U.S. Shareholder’s tax basis for his, her or its Shares. In order to utilize the deemed distribution approach, the Fund must provide written notice to shareholders prior to the expiration of 60 days after the close of the relevant taxable year. The Fund cannot treat any of its investment company taxable income as a “deemed distribution.”

For purposes of determining (1) whether the Annual Distribution Requirement is satisfied for any year and (2) the amount of capital gain dividends paid for that year, under certain circumstances, the Fund may elect to treat a dividend that is paid during the following taxable year as if it had been paid during the taxable year in question. If the Fund makes such an election, U.S. Shareholders will still be treated as receiving the dividend in the taxable year in which the distribution is made. However, any dividend declared by the Fund in October, November or December of any calendar year, payable to shareholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been received by U.S. Shareholders on December 31 of the calendar year in which the dividend was declared.

Until and unless the Fund is treated as a publicly offered RIC as a result of either (1) Shares collectively being held by at least 500 persons at all times during a taxable year, (2) Shares being continuously offered pursuant to a public offering (within the meaning of Section 4 of the Securities Act) or (3) Shares being treated as regularly traded on an established securities market, each U.S. Shareholder that is an individual, trust or estate will be treated as having received a dividend for U.S. federal income tax purposes from the Fund in the amount of such U.S. Shareholder’s allocable share of the management and incentive fees paid to the Adviser and certain of the Fund’s other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. Shareholder. For taxable years beginning before 2026, miscellaneous itemized deductions generally are not deductible by a U.S. Shareholder that is an individual, trust or estate. For taxable years beginning in 2026 or later, miscellaneous itemized deductions generally are deductible by a U.S. Shareholder that is an individual, trust or estate only to the extent that the aggregate of such U.S. Shareholder’s miscellaneous itemized deductions exceeds 2% of such U.S. Shareholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under Section 68 of the Code.

The Fund’s U.S. Shareholders will receive, as promptly as possible after the end of each calendar year, a notice reporting the amounts includible in such U.S. Shareholder’s taxable income for such calendar year as ordinary income and as long-term capital gain. In addition, the U.S. federal tax status of each calendar year’s distributions from the Fund generally will be reported to the IRS (including the amount of any dividends that are Qualifying Dividends eligible for the 20% maximum rate). Dividends paid by the Fund generally will not be eligible for the dividends-received deduction or the preferential tax rate applicable to Qualifying Dividends because the Fund’s income generally will not consist of dividends. Distributions may also be subject to additional state, local and non-U.S. taxes depending on a U.S. Shareholder’s particular situation.

Certain distributions reported by the Fund as Section 163(j) interest dividends may be treated as interest income by the U.S. Shareholders for purposes of the tax rules applicable to interest expense limitations under the Code. Such treatment by the U.S. Shareholders is generally subject to holding period requirements and other potential limitations, although the holding period requirements are generally not applicable to dividends declared by money market funds and certain other funds that declare dividends daily and pay such dividends on a monthly or more frequent basis. The amount that the Fund is eligible to report as a Section 163(j) dividend for a tax year is generally limited to the excess of the Fund’s business interest income over the Fund’s (i) business interest expense and (ii) other deductions properly allocable to the Fund’s business interest income.

Dispositions

A U.S. Shareholder generally will recognize taxable gain or loss if the U.S. Shareholder sells or otherwise disposes of his, her or its Shares (except pursuant to a repurchase by the Fund, as described below). The amount of gain or loss will be measured by the difference between such shareholder’s adjusted tax basis in the Shares sold and the amount of the proceeds received in exchange. Any gain or loss arising from such sale or disposition generally will be treated as long-term capital gain or loss if the U.S. Shareholder has held his, her or its shares for more than one year; otherwise, any such gain or loss will be classified as short-term capital gain or loss. However, any capital loss arising from the sale or disposition of Shares held for six months or less will be treated as long-term capital loss to the extent of the amount of capital gain dividends received, or undistributed capital gain deemed received, with respect to such shares. In addition, all or a portion of any loss recognized upon a disposition of Shares may be disallowed if other Shares are purchased (whether through reinvestment of distributions or otherwise) within 30 days before or after the disposition.

In general, non-corporate U.S. Shareholders (including individuals) currently are subject to a maximum U.S. federal income tax rate of 20% on their net capital gain (i.e., the excess of realized net long-term capital gains over realized net short-term capital losses), including any long-term capital gain derived from an investment in Shares. Such rate is lower than the maximum rate on ordinary income currently payable by individuals. Corporate U.S. Shareholders currently are subject to U.S. federal income tax on net capital gain at the maximum 21% rate also applied to ordinary income. Non-corporate U.S. Shareholders (including individuals) incurring net capital losses (i.e., capital losses in excess of capital gains) for a taxable year generally may deduct up to $3,000 of such losses against their ordinary income each taxable year; any net capital losses of a non-corporate U.S. Shareholder (including an individual) in excess of $3,000 generally may be carried forward and used in subsequent taxable years as provided in the Code. Corporate U.S. Shareholders generally may not deduct any net capital losses for a taxable year, but may carry back such capital losses for three taxable years or carry forward such capital losses for five taxable years.

The Code and the related U.S. Treasury Regulations require the Fund to annually report the adjusted cost basis information of covered securities, which generally include shares of a RIC, to the IRS and to taxpayers. Shareholders should contact their financial intermediaries with respect to reporting of cost basis and available elections for their accounts.

From time to time, the Fund may offer to repurchase its outstanding Shares. Shareholders who tender all Shares of the Fund held, or considered to be held, by them will be treated as having sold their shares and generally will realize a capital gain or loss. If a shareholder tenders fewer than all of its Shares or fewer than all Shares tendered are repurchased, such shareholder may be treated as having received a taxable dividend upon the tender of its Shares. In such a case, there is a risk that non-tendering shareholders, and shareholders who tender some but not all of their shares or fewer than all of whose Shares are repurchased, in each case whose percentage interests in the Fund increase as a result of such tender, will be treated as having received a taxable distribution from the Fund. The extent of such risk will vary depending upon the particular circumstances of the tender offer, and in particular whether such offer is a single and isolated event or is part of a plan for periodically redeeming shares of the Fund.

Medicare Tax on Net Investment Income

An additional 3.8% Medicare tax is imposed on certain net investment income (including ordinary dividends and capital gain distributions received from the Fund and net gains from redemptions or other taxable dispositions of the Fund’s shares) of U.S. individuals, estates and trusts to the extent that such person’s “modified adjusted gross income” (in the case of an individual) or “adjusted gross income” (in the case of an estate or trust) exceeds certain threshold amounts.

Tax Shelter Reporting Regulations

Under applicable Treasury Regulations, if a U.S. Shareholder recognizes a loss with respect to the Fund’s Shares of $2 million or more for a non-corporate U.S. Shareholder or $10 million or more for a corporate U.S. Shareholder in any single taxable year (or a greater loss over a combination of years), the U.S. Shareholder must file with the IRS a disclosure statement on Form 8886. Direct owners of portfolio securities are in many cases excepted from this reporting requirement, but under current guidance, U.S. Shareholders of a RIC are not excepted. Future guidance may extend the current exception from this reporting requirement to U.S. Shareholders of most or all RICs. The fact that a loss is reportable under these regulations does not affect the legal determination of whether the taxpayer’s treatment of the loss is proper. Significant monetary penalties apply to a failure to comply with this reporting requirement. States may also have a similar reporting requirement. U.S. Shareholders should consult their own tax advisers to determine the applicability of these Treasury Regulations in light of their individual circumstances.

Backup Withholding

The relevant withholding agent may be required to withhold U.S. federal income tax (“backup withholding”), at a current rate of 24%, from any taxable distribution to a U.S. Shareholder (other than a “C” corporation, a financial institution, or a shareholder that otherwise qualifies for an exemption) (1) that fails to provide a correct taxpayer identification number or a certificate that such shareholder is exempt from backup withholding or (2) with respect to whom the IRS notifies the withholding agent that such shareholder has failed to properly report certain interest and dividend income to the IRS and to respond to notices to that effect. An individual’s taxpayer identification number is his or her social security number. Backup withholding is not an additional tax, and any amount withheld under the backup withholding rules is allowed as a credit against the U.S. Shareholder’s U.S. federal income tax liability, provided that proper information is timely provided to the IRS.

Taxation of Non-U.S. Shareholders

The following discussion applies only to Non-U.S. Shareholders. Whether an investment in Shares is appropriate for a Non-U.S. Shareholder will depend upon that shareholder’s particular circumstances. An investment in Shares by a Non-U.S. Shareholder may have adverse tax consequences to such Non-U.S. Shareholder. Non-U.S. Shareholders should consult their own tax advisers before investing in the Fund’s Shares.

Distributions; Dispositions

Subject to the discussion below, distributions of the Fund’s investment company taxable income to a Non-U.S. Shareholder that are not effectively connected with the Non-U.S. Shareholder’s conduct of a trade or business within the United States will be subject to withholding of U.S. federal income tax at a 30% rate (or lower rate provided by an applicable income tax treaty) to the extent of the Fund’s current or accumulated earnings and profits.

Certain properly reported dividends are generally exempt from withholding of U.S. federal income tax where paid in respect of a RIC’s (i) “qualified net interest income” (generally, its U.S.-source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which the RIC or the non-U.S. Shareholder are at least a 10% shareholder, reduced by expenses that are allocable to such income) or (ii) “qualified short-term capital gains” (generally, the excess of the RIC’s net short-term capital gain, other than short-term capital gains recognized on the disposition of U.S. real property interests, over the RIC’s long-term capital loss), as well as if certain other requirements are satisfied. Nevertheless, no assurance can be given as to whether any of the Fund’s distributions will be eligible for this exemption from withholding of U.S. federal income tax or, if eligible, will be reported as such by the Fund. Furthermore, in the case of Shares held through an intermediary, the intermediary may have withheld U.S. federal income tax even if the Fund reported the payment as an interest-related dividend or short-term capital gain dividend. Since the Fund’s Shares will be subject to significant transfer restrictions, and an investment in the Fund’s Shares will generally be illiquid, Non-U.S. Shareholders whose distributions on the Fund’s Shares are subject to withholding of U.S. federal income tax may not be able to transfer their Shares easily or quickly or at all.

Distributions of the Fund’s investment company taxable income to a Non-U.S. Shareholder that are effectively connected with the Non-U.S. Shareholder’s conduct of a trade or business within the United States (and, if required by an applicable income tax treaty, are attributable to a U.S. permanent establishment of the Non-U.S. Shareholder), generally will not be subject to withholding of U.S. federal income tax if the Non-U.S. Shareholder complies with applicable certification and disclosure requirements, although the distributions (to the extent of the Fund’s current or accumulated earnings and profits) will be subject to U.S. federal income tax on a net basis at the rates and in the manner applicable to U.S. Shareholders generally.

Actual or deemed distributions of the Fund’s net capital gains, other than any net capital gains recognized on the disposition of U.S. real property interests, to a Non-U.S. Shareholder, and gains realized by a Non-U.S. Shareholder upon the sale of the Fund’s Shares, will not be subject to U.S. federal income tax or any withholding of such tax, unless (a) the distributions or gains, as the case may be, are effectively connected with the Non-U.S. Shareholder’s conduct of a trade or business within the United States (and, if required by an applicable income tax treaty, are attributable to a U.S. permanent establishment of the Non-U.S. Shareholder), in which case the distributions or gains will be subject to U.S. federal income tax on a net basis at the rates and in the manner applicable to U.S. Shareholders generally or (b) the Non-U.S. Shareholder is an individual who has been present in the United States for 183 days or more during the taxable year and satisfies certain other conditions, in which case, except as otherwise provided by an applicable income tax treaty, the distributions or gains, which may be offset by certain U.S.-source capital losses, generally will be subject to a flat 30% U.S. federal income tax, even though the Non-U.S. Shareholder is not considered a resident alien under the Code.

If the Fund distributes net capital gains in the form of deemed rather than actual distributions, a Non-U.S. Shareholder will be entitled to a U.S. federal income tax credit or tax refund equal to the shareholder’s allocable share of the tax the Fund pays on the capital gains deemed to have been distributed. In order to obtain the refund, the Non-U.S. Shareholder must obtain a U.S. taxpayer identification number and file a U.S. federal income tax return, even if the Non-U.S. Shareholder would not otherwise be required to obtain a U.S. taxpayer identification number or file a U.S. federal income tax return.

For a corporate Non-U.S. Shareholder, both distributions (actual or deemed) and gains realized upon the sale of the Fund’s Shares that are effectively connected with the Non-U.S. Shareholder’s conduct of a trade or business within the United States may, under certain circumstances, be subject to an additional “branch profits tax” at a 30% rate (or at a lower rate if provided for by an applicable income tax treaty).

Backup Withholding

A Non-U.S. Shareholder who is a non-resident alien individual, and who is otherwise subject to withholding of U.S. federal income tax, is subject to information reporting and may be subject to backup withholding of U.S. federal income tax on taxable distributions unless the Non-U.S. Shareholder provides the applicable withholding agent with a U.S. nonresident withholding tax certificate (e.g., an IRS Form W-8BEN, IRS Form W-8BEN-E or an acceptable substitute form) or otherwise establishes an exemption from backup withholding.

Non-U.S. Shareholders should consult their own tax advisers with respect to the U.S. federal income and withholding tax consequences, and state, local and non-U.S. tax consequences, of an investment in Shares.

Withholding and Information Reporting on Foreign Financial Accounts

Numerous jurisdictions have enacted, or have committed to enact, legislation and administrative guidance requiring the collection and sharing of certain information in order to combat tax avoidance. Pursuant to these regimes, entities such as the Fund may be required to collect information concerning their owners and may be required to share such information with the taxing authorities of jurisdictions in which the Fund invests or holds a financial account. The Fund will be subject to one or more of these reporting regimes during the course of its life.

The United States Foreign Account Tax Compliance Act (“FATCA”) aims to combat tax evasion by U.S. tax residents using foreign accounts. Pursuant to the FATCA regime, the applicable withholding agent generally will be required to withhold 30% of U.S. source interest and dividends paid to (i) a non-U.S. financial institution (whether such financial institution is the beneficial owner or an intermediary) unless such non-U.S. financial institution agrees to verify, report and disclose its U.S. accountholders and meets certain other specified requirements or (ii) a non-financial non-U.S. entity (whether such entity is the beneficial owner or an intermediary) unless such entity certifies that it does not have any substantial U.S. owners or provides the name, address and taxpayer identification number of each substantial U.S. owner and such entity meets certain other specified requirements. Additionally, although FATCA withholding with respect to gross proceeds of a disposition of stock had been scheduled to begin on January 1, 2019, proposed regulations, which can be relied on until final regulations are issued, suspended such withholding indefinitely. If payment of this withholding tax is made, Non-U.S. Shareholders that are otherwise eligible for an exemption from, or a reduction in, withholding of U.S. federal income taxes with respect to such dividends or proceeds will be required to seek a credit or refund from the IRS to obtain the benefit of such exemption or reduction. The Fund will not pay any additional amounts in respect to any amounts withheld.

Item 1A.     Risk Factors

Before you invest in the Fund’s Shares, you should be aware of various risks, including those described below. The risks set out below are not the only risks the Fund faces. Additional risks and uncertainties not presently known to the Fund or not presently deemed material by the Fund may also impair the Fund’s operations and performance. If any of the following events occur, the Fund’s business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, the Fund’s NAV could decline, and you may lose all or part of your investment. The risk factors described below are the principal risk factors associated with an investment in the Fund as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to the Fund.

Risks Relating to the Fund’s Business and Structure

Limited Operating History.

The Fund has limited operating history upon which to evaluate the Fund’s performance. The performance of the Investment Team’s past portfolio investments associated with the funds managed by Stone Point (the “Stone Point Funds”) is not necessarily indicative of the results that will be achieved by the Fund. The Fund is subject to all of the business risks and uncertainties associated with any new business, including the risk that the Fund will not achieve its investment objective, or that the Fund will not qualify or maintain the Fund’s qualification to be treated as a RIC under Subchapter M of the Code, and that the value of any shareholder’s investment could decline substantially. The Adviser and its affiliates have limited experience managing a BDC, and the investment philosophy and techniques used by the Adviser to manage a BDC may differ from the investment philosophy and techniques previously employed by the Stone Point Funds in identifying and managing past investments. In addition, the 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to the other types of investment vehicles. For example, under the 1940 Act, BDCs are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private companies or thinly traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less from the time of investment. The Adviser’s limited experience in managing a portfolio of assets under such constraints may hinder its ability to take advantage of attractive investment opportunities and, as a result, achieve the Fund’s investment objective.

The investment philosophy and techniques used by the Adviser to manage a BDC may differ from the investment philosophy and techniques previously employed by the Stone Point Funds in identifying and managing past investments. In addition, the 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to the other types of investment vehicles. For example, under the 1940 Act, BDCs are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private companies or thinly traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less from the time of investment. The Adviser and its affiliates’ limited experience in managing a portfolio of assets under such constraints may hinder its ability to take advantage of attractive investment opportunities and, as a result, achieve the Fund’s investment objective.

Based on the amount of proceeds raised in the Closings, it could take some time to invest substantially all of the capital the Fund expects to raise due to market conditions generally and the time necessary to identify, evaluate, structure, negotiate and close suitable investments. In order to comply with the RIC diversification requirements during the startup period, the Fund may invest proceeds in temporary investments, such as cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less from the time of investment, which the Fund expects will earn yields substantially lower than the interest, dividend or other income that the Fund seeks to receive in respect of suitable portfolio investments. The Fund may not be able to pay any significant distributions during this period, and any such distributions may be substantially lower than the distributions the Fund expects to pay when the Fund’s portfolio is fully invested. The Fund will pay management fees to the Adviser throughout this interim period irrespective of the Fund’s performance. If the management fees and the Fund’s other expenses exceed the return on the temporary investments, the Fund’s equity capital will be eroded.

Dependence on Key Personnel and Adviser. The success of the Fund depends in substantial part on the experience and knowledge of the Adviser and its Investment Team. There can be no assurance that any individual will continue to be employed by the Adviser throughout the term of the Fund. The loss of key personnel could have a material adverse effect on the Fund.

Business and Regulatory Risks of Alternative Asset Investments. Legal, tax and regulatory changes could occur that may adversely affect the Fund at any time during its term. The legal, tax and regulatory environment for BDCs and other vehicles that invest in alternative investments is evolving, and changes in the legislation or regulation and market perception of such vehicles, including changes to existing laws and regulations and increased criticism of the Fund, private credit, private equity and other sectors within the alternative asset industry by some politicians, government representatives, regulators and market commentators, may adversely affect the ability of the Fund to pursue its investment strategy, its ability to obtain leverage and financing and the value of investments held by the Fund. In recent years, market disruptions and the dramatic increase in the capital allocated to alternative investment strategies have led to increased governmental as well as self-regulatory scrutiny of the alternative investment fund industry in general, and certain legislation proposing greater regulation of the industry periodically is considered by the governing bodies of both U.S. and non-U.S. jurisdictions. It is impossible to predict what, if any, changes may be instituted with respect to the legislation or regulations applicable to the Fund, the Adviser, their respective affiliates, the markets in which they trade and invest, the shareholders or the counterparties with which they do business, or what other effect such legislation or regulations might have. There can be no assurance that the Fund, the Adviser or their respective affiliates will be able, for financial reasons or otherwise, to comply with future laws and regulations, and any regulations that restrict the ability of the Fund to implement its investment strategy could have a material adverse impact on the Fund’s portfolio. To the extent that the Fund or its investments are or may become subject to regulation by various agencies in the United States or other non-U.S. jurisdictions, certain costs of compliance will be borne by the Fund.

The SEC and other various U.S. federal, state and local agencies usually conduct examinations and inquiries into, and may bring enforcement and other proceedings against, the Fund, the Adviser or their respective affiliates. The Fund, the Adviser or their respective affiliates could receive requests for information or subpoenas from the SEC and other state, federal and non-U.S. regulators from time to time in connection with such inquiries and proceedings and otherwise in the ordinary course of business. These requests may relate to a broad range of matters, including specific practices of the Fund, the Adviser, the securities in which the Adviser invests on behalf of the Fund and/or clients, or industry-wide practices. Certain costs of any such increased reporting, registration and compliance requirements may be borne by the Fund and may furthermore place the Fund at a competitive disadvantage to the extent that the Fund or the Adviser is required to disclose sensitive business information.

Competitive Nature of the Adviser’s Business. The business of identifying and structuring investments of the types contemplated by the Fund is highly competitive and involves a high degree of uncertainty. The Adviser expects to encounter competition from other entities having similar investment objectives, including other BDCs, private equity and credit funds, strategic industry acquirers, registered investment companies, specialty finance companies, banks, broker-dealers, investment partnerships and corporations, and other financial investors. Some of these competitors may have more relevant experience and contacts or better resources than the Adviser or may not be subject to the regulatory restrictions that the 1940 Act imposes on the Fund as a BDC and that the Code imposes on the Fund as a RIC. Such other investors may make competing offers for investment opportunities that are identified, and even after an agreement in principle has been reached with the board of directors or owners of an acquisition target, consummating the transaction will be subject to myriad uncertainties, only some of which are foreseeable or within the control of the Adviser. To the extent that the Adviser encounters competition with respect to the Fund’s investments, yields to shareholders may be reduced. In addition to competition from other investors, the availability of investment opportunities generally will be subject to market conditions as well as, in many cases, the prevailing regulatory or political climate.

Financial Services Industry Risks. Many financial services companies have assets and liability structures that are essentially monetary in nature and are directly affected by many factors, including domestic and international economic and political conditions, broad trends in business and finance, legislation and regulation affecting the national and international business and financial communities, monetary and fiscal policies, interest rates, inflation, currency values, market conditions, the availability and cost of short-term and long-term funding and capital, the credit capacity or perceived creditworthiness of customers and counterparties and the level and volatility of trading markets. Such factors can adversely impact financial institutions and their customers, suppliers, service providers and counterparties, all of whom are potential investment targets for the Fund. Moreover, the financial services industry is highly dependent on technology and communications and information systems, is exposed to many types of operational risks and operates in a highly regulated environment; each of these factors could have an adverse impact on financial institutions and their customers and counterparties.

Investments in the Health Care Sector. The Fund could make investments in the health care sector. Investing in health care companies involves substantial risks, including, but not limited to, the following: limited operating histories and limited experience instituting compliance policies, rapidly changing technologies and the obsolescence of products, change in government policies and governmental investigations, potential litigation alleging negligence, products liability torts, breaches of warranty, intellectual property infringement and other legal theories, extensive and evolving government regulation, disappointing results from preclinical testing, indications of safety concerns, insufficient clinical trial data to support the safety or efficacy of the product candidate, difficulty in obtaining all necessary regulatory approvals in each proposed jurisdiction, inability to manufacture sufficient quantities of the product candidate for development or commercialization in a timely or cost-effective manner, and the fact that, even after regulatory approval has been obtained, the product and its manufacturer are subject to continual regulatory review, and any discovery of previously unknown problems with the product or the manufacturer could result in restrictions or recalls. Each of these risks could have a material adverse effect on the direct and indirect investments of the Fund.

Cyclicality. Certain sectors targeted by the Fund are cyclical and subject to significant fluctuation due to competition, the high level of government regulation, general economic conditions, the level of interest rates, the state of the public equity markets and other factors. The returns on the Fund’s investments may therefore be lower in certain periods. For example, the financial performance of credit-related investments, which includes both regulated institutions, such as depositories, as well as specialty finance and asset management investments, are susceptible to the cyclicality associated with the sector. Although an individual credit platform’s financial performance depends in part upon its own specific business characteristics, there are macroeconomic factors that could result in more benign or severe investment environments. The Fund is expected to continue to experience the effects of this cyclicality.

Trading Risk. Although Stone Point Credit’s traders endeavor to take the utmost care in implementing investment decisions on behalf of the Fund, trade errors do occur and could have a material adverse impact on the performance of the Fund. Trade errors might include, for example, keystroke errors that occur when entering trades into an electronic system or typographical or drafting errors related to derivatives contracts or similar agreements.

Trade Settlement. The Fund may invest in loans and bonds in the OTC markets in which trades settle between buyers and sellers directly. There is no direct-to-consumer function to centralize the clearance of such trades, and there are no “standard” terms of trades governing settlement. While the Loan Syndications and Trading Association (“LSTA”) establishes recommended market trade settlement conventions, ultimately trade settlement is determined on a trade-by-trade basis between buyers and sellers. For these reasons, among others, trade settlements generally take a longer period of time to settle in such markets than they do in the securities markets.

Longer trade settlement periods have the effect of delaying the proceeds available to be distributed to the investors. In addition, trade settlement in the loan market is not conditional. A buyer and seller are committed to the transaction regardless of subsequent events such as changes in credit profile or amendment activity. The delayed compensation convention of the LSTA requires that a seller pay a buyer accrued interest for the time period after seven business days from the intended trade date, reflecting the economic transfer of ownership at such time.

Artificial Intelligence. Artificial intelligence, including machine learning and similar tools and technologies that collect, aggregate, analyze or generate data or other materials (collectively, “AI”), and its current and potential future applications including in the private investment and financial industries, as well as the legal and regulatory frameworks within which AI operates, continue to rapidly evolve. While Stone Point Credit does not rely on AI at this time to make investment recommendations, the use of AI could exacerbate or create new and unpredictable risks to Stone Point Credit’s business, including by potentially significantly disrupting the markets in which the Fund operates or subjecting Stone Point Credit and the Fund to increased competition and regulation, which could materially and adversely affect business, financial condition or results of operations of Stone Point Credit and the Fund. In addition, the

Systems Risk; Cyber Security Breaches and Identity Theft. The Fund and the Adviser rely extensively on computer programs and systems (and could rely on new systems and technology in the future) for various purposes, including trading, clearing, and settling transactions, evaluating certain investments, monitoring their portfolios and net capital, and generating risk management and other reports that are critical to oversight of the Fund’s activities. Certain of the Fund’s and the Adviser’s operations will be dependent upon systems operated by third parties, including prime brokers, administrators, market counterparties and their sub-custodians and other service providers, though the Adviser could perform certain of these functions internally in reliance on their own systems (the cost of which could be borne by the Fund). The Fund’s service providers could also depend on information technology systems that could or could not be controlled by them and, notwithstanding the diligence that the Fund could perform on its service providers, the Fund could not be able to verify the risks or reliability of such information technology systems.

The Fund, the Adviser, and their affiliates and their service providers are subject to risks associated with a breach in cybersecurity. Cybersecurity is a generic term used to describe the technology, processes and practices designed to protect networks, systems, computers, programs, and data from both intentional cyber-attacks and hacking by other computer users, as well as unintentional damage or interruption that, in either case, can result in damage and disruption to hardware and software systems, loss or corruption of data and/or misappropriation of confidential information. Cybersecurity incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. The Adviser and its service providers’ information and technology systems may be vulnerable to damage or interruption from computer viruses and other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and security breaches, usage errors by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes, and earthquakes.

Cybersecurity threats may involve unauthorized access to sensitive information, including, without limitation, information regarding the Adviser’s or the Fund’s investment activities, or could render data or systems unusable, any of which could result in significant losses. Any cybersecurity attacks against the Adviser, the Fund, or the Fund’s portfolio companies could lead to the loss of sensitive information essential to such entity’s operations, could have a material adverse effect on such entity’s reputations, financial positions or cash flows, could lead to financial losses from remedial actions or loss of business, or could lead to potential liability. Neither the Adviser nor the Fund control the cybersecurity plans and systems put in place by third-party service providers, and such third-party service providers may have limited indemnification obligations to the Adviser and the Fund, each of whom could be negatively impacted as a result. Breaches such as those involving covertly introduced malware, attempts to induce Stone Point Credit personnel (or third-party agents) to provide data or payments under false pretenses (e.g., via a falsified email), unauthorized release of confidential or otherwise protected information, including personal information relating to the Fund, and corruption of data, and other electronic security breaches could lead to disruptions in critical systems, potentially resulting in further harm and could require the Adviser, the Fund, or any such portfolio Fund to make a significant investment to fix or replace such systems. Cyberattacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on systems or websites, rendering them unavailable. If unauthorized parties gain access to such information and technology systems, they could be able to steal, publish, delete, or modify private and sensitive information. If the information and technology systems of the Adviser and the Fund and their respective service providers are compromised, become inoperable for extended periods of time or cease to function properly, the Adviser, the Fund, and/or their service providers may have to make a significant investment to fix or replace such systems. The failure of these systems and/or of disaster recovery plans for any reason could cause significant interruptions in the Adviser’s, the Fund’s, and/or a portfolio company’s operations and result in a failure to maintain the security, confidentiality, or privacy of sensitive data, including personal information relating to investors of the Fund (and their beneficial owners), material non-public information relating to, and the intellectual property and trade secrets of the Adviser, the Fund, and/or its portfolio companies. Such a failure or unauthorized disclosure of data could harm the Adviser, the Fund, and/or a portfolio company’s reputation, subject any such entity and their respective affiliates to legal claims, regulatory action, increased costs, financial losses, data privacy breaches or enforcement actions arising out of applicable privacy or other laws and adverse publicity and otherwise affect their business and financial performance. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means.

FOIA/Public Disclosure. As a result of the U.S. Freedom of Information Act (“FOIA”), any governmental public records access law, any state or other jurisdiction’s laws similar in intent or effect to FOIA, or any other similar statutory or regulatory requirement, the Fund, the Adviser, the shareholders or any of their respective services providers or their affiliates may be required to disclose information relating to the Fund, or their affiliates, and/or any entity in which an investment is made, which disclosure could, for example, affect the Fund’s competitive advantage in finding attractive investment opportunities. In addition, some of the Shares may be held by shareholders that are subject to public disclosure requirements, such as public pension plans and listed investment vehicles. The amount of information about their investments that is required to be disclosed has increased in recent years, and that trend may continue. While the Adviser may, in seeking to prevent any such potential disclosure, withhold all or any part of the information otherwise to be provided to certain or all shareholders, such information may not be withheld in many circumstances. To the extent that disclosure of confidential information relating to the Fund or its investments results from Shares being held by such shareholders, the Fund may be adversely affected.

Duties of the Adviser and the Shareholders’ Rights. The Adviser is engaged to provide the Fund (and not any individual shareholder) with portfolio management and certain administrative services. As such, and to the fullest extent permitted by law, none of the shareholders will have direct rights against the Adviser and the Adviser does not represent or owe any duty to any individual shareholder in the Fund in connection with its appointment to provide such services.

Interpretation of Governing Agreements and Legal Requirements. The governing and related documents of the Fund (the “Governing Agreements”) are detailed agreements that establish complex arrangements among the Adviser, the Fund and its investors, and other entities and individuals. Questions will arise from time to time under the Governing Agreements regarding the parties’ rights and obligations in certain situations, some of which the parties may not have considered while drafting and executing the Governing Agreements. In these instances, the applicable provisions of the Governing Agreements, if any, may be broad, general, ambiguous, or conflicting, and may permit more than one reasonable interpretation. At times, there may not be provisions directly applicable to the situation at hand. While the Fund will construe the provisions set forth in the Governing Agreements (including any “hedge clauses” discussed below) in good faith and in a manner consistent with its legal obligations, the interpretations it adopts may not necessarily be, and need not be, the most favorable interpretations for its shareholders.

The Governing Agreements contain provisions (sometimes referred to as “hedge clauses”) that provide that the Adviser and its agents have no responsibility or liability for any loss incurred by the Fund or any shareholder arising in connection with their activities on behalf of, or their association with, the Fund provided that such exculpation will not apply where such person committed certain bad acts (including fraud, willful misfeasance or gross negligence). Hedge clauses are limited by, among other things, Section 206 of the Advisers Act, which the SEC has interpreted to impose certain duties on investment advisers that are not waivable.

Restrictions on Transfer and Withdrawal. The Shares have not been and may never be registered under the Securities Act and, unless so registered, may not be offered or sold except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. The Shares are an illiquid investment for which there is not a secondary market, nor is it expected that any such secondary market will develop in the future. Shareholders generally may not sell, assign or transfer their shares without prior written consent of the Board (unless the transfer is to an affiliate), which the Board may grant or withhold in its sole discretion. Shareholders must be prepared to bear the economic risk of an investment in the Fund for an indefinite period. The Fund is generally not able to issue or sell Shares at a price below NAV per share. The Fund may, however, sell Shares, or warrants, options or rights to acquire Shares, at a price below the then-current NAV per Share, if the Board determines that such sale is in the Fund’s best interests, and if shareholders approve the sale. In any such case, the price at which the Fund’s securities are to be issued and sold may not be less than a price that, in the determination of the Board, closely approximates the market value of such securities (less any distributing commission or discount). If the Fund raises additional funds by issuing Shares or senior securities convertible into, or exchangeable for, Shares, then the percentage ownership of shareholders at that time will decrease, and shareholders may experience dilution.

No Right to Control the Fund’s Operations. Shareholders in the Fund will have no opportunity to control the day-to-day operations of the Fund, including investment and disposition decisions. In order to safeguard their limited liability from the liabilities and obligations of the Fund, shareholders must rely on the Adviser’s ability to identify, structure and implement investments consistent with the investment objectives and policies of the Fund.

Consequences of Default. Shareholders may be subject to significant adverse consequences in the event such a shareholder defaults on its capital commitment to the Fund. In addition to losing its right to participate in future Drawdowns, a defaulting shareholder may be forced to transfer its Shares to a third party for a price that is less than the NAV of such Shares. All purchases of Shares will generally be made at a per-Share price equal to the NAV per Share as of the close of the last calendar month preceding the purchase or such other date determined by the Board.

Board Participation. Employees of the Adviser may serve as directors of some portfolio companies and, as such, may have duties to persons other than the Fund, including other shareholders of such portfolio companies. Although holding board positions may be important to the Fund’s investment strategy and may improve the Adviser’s management ability, board positions could impair the Fund’s ability to sell the relevant securities and/or loans when and upon the terms it wants, and may subject the Fund and the Adviser to claims they would otherwise not be subject to as an investor, including claims of breach of duty of loyalty, corporate waste, securities claims and other director-related claims.

Indemnification Obligations. The Adviser will not assume any responsibility to the Fund other than to render the services described in its Investment Advisory Agreement with the Fund, and it will not be responsible for any action of the Board in declining to follow the Adviser’s advice or recommendations. Pursuant to the Investment Advisory Agreement, the Adviser and its directors, officers, shareholders, members, agents, representatives, employees, controlling persons, and any other person or entity affiliated with, or acting on behalf of the Adviser will not be liable to the Fund for their acts under the Investment Advisory Agreement, absent willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. The Fund will also agree to indemnify, defend and protect the Adviser and its directors, officers, shareholders, members, agents, representatives, employees, controlling persons and any other person or entity affiliated with, or acting on behalf of the Adviser with respect to all damages, liabilities, costs and expenses resulting from acts of the Adviser not arising out of willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. These protections may lead the Adviser to act in a riskier manner when acting on the Fund’s behalf than it would when acting for its own account.

Possibility of Fraud and Other Misconduct of Employees of the Adviser and Service Providers. Misconduct by employees of the Adviser, service providers and/or their respective affiliates could cause significant losses. Misconduct could include entering into transactions without authorization, the failure to comply with operational and risk procedures, including due diligence procedures, misrepresentations as to investments being considered by the Fund, the improper use or disclosure of confidential or material nonpublic information, which could result in litigation, regulatory enforcement or serious financial harm, including limiting the business prospects or future marketing activities of the Fund, and noncompliance with applicable laws or regulations (including in the workplace via inappropriate or unlawful behavior or actions directed to other employees) and the concealing of any of the foregoing. Such activities could result in reputational damage, litigation, business disruption and/or financial losses to the Fund. Stone Point has controls and procedures through which it seeks to minimize the risk of such misconduct occurring. However, no assurances can be given that Stone Point will be able to identify or prevent such misconduct.

Qualifying Assets. As a BDC, the 1940 Act prohibits the Fund from acquiring any assets other than certain qualifying assets unless, at the time of and after giving effect to such acquisition, at least 70% of the Fund’s total assets are qualifying assets. Therefore, the Fund may be precluded from investing in what the Adviser believes are attractive investments if such investments are not qualifying assets. Conversely, if the Fund fails to invest a sufficient portion of its assets in qualifying assets, the Fund could lose its status as a BDC, which would have a material adverse effect on the Fund’s business, financial condition, and results of operations. Similarly, these rules could prevent the Fund from making additional investments in existing portfolio companies, which could result in the dilution of the Fund’s position or could require the Fund to dispose of investments at an inopportune time to comply with the 1940 Act. If the Fund is forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments.

Status as Business Development Company. If the Fund does not maintain its status as a BDC, the Fund might be regulated as a closed-end investment company under the 1940 Act, which would subject it to substantially more regulatory restrictions and correspondingly decrease the Fund’s operating flexibility.

Emerging Growth Company Status. The Fund expects to qualify as an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of the Fund’s initial public offering of common equity securities, (ii) in which the Fund has total annual gross revenue of at least $1.235 billion, or (iii) in which the Fund is deemed to be a large accelerated filer, which means the market value of the Shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (b) the date on which the Fund has issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as the Fund remains an “emerging growth company,” it will likely take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”). It is not possible to predict if prospective investors will find the Shares less attractive because the Fund will rely on some or all of these exemptions.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Fund may take advantage of such extended transition periods.

Because of the exemptions from various reporting requirements provided to the Fund as an “emerging growth company” and because the Fund may have an extended transition period for complying with new or revised financial accounting standards, the Fund may be less attractive to investors and it may be difficult for the Fund to raise additional capital as and when needed. Potential investors may be unable to compare the Fund with other companies in the same industry if they believe that the Fund’s financial accounting is not as transparent as other companies in the industry. If the Fund is perceived as being not as transparent as other companies in the industry, the Fund’s financial condition and results of operations may be materially and adversely affected.

The Fund is a Public Entity. The Fund is subject to the reporting requirements of the Exchange Act and requirements of the Sarbanes-Oxley Act. The Exchange Act requires the Fund to file annual, quarterly and current reports with respect to the Fund’s business and financial condition which will cause the Fund to incur certain legal, accounting and other expenses. The Sarbanes-Oxley Act requires the Fund to maintain effective disclosure controls and procedures and internal control over financial reporting, which are discussed below. In order to maintain and improve the effectiveness of the Fund’s disclosure controls and procedures and internal controls, significant resources and management oversight will be required. The Fund has implemented procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on the Fund’s business, financial condition, results of operations and cash flows.

The systems and resources necessary to comply with public company reporting requirements will increase further once the Fund ceases to be an “emerging growth company” under the JOBS Act. As long as the Fund remains an emerging growth company, it intends to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404.

Exchange Act Filing Requirements. Because the Fund is subject to the reporting requirements under the Exchange Act, ownership information for any person who beneficially owns 5% or more of the Shares will have to be disclosed in a Schedule 13G, Schedule 13D or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC and includes having voting or investment power over the securities. In some circumstances, shareholders who choose to reinvest their dividends may see their percentage stake in the Fund increase to more than 5%, thus triggering this filing requirement. Each shareholder is responsible for determining their filing obligations and preparing the filings. In addition, shareholders who hold more than 10% of a class of the Fund’s shares may be subject to Section 16(b) of the Exchange Act, which recaptures for the benefit of the Fund’s profits from the purchase and sale, or sale and purchase, of registered shares within a six-month period.

Internal Controls. The Fund will not be required to comply with the requirements of the Sarbanes-Oxley Act, including the internal control evaluation and certification requirements of Section 404, and will not be required to comply with all of those requirements until the Fund has been subject to the reporting requirements of the Exchange Act for a specified period or the date the Fund is no longer an emerging growth company under the JOBS Act. Accordingly, the Fund’s internal control over financial reporting will not initially meet all of the standards contemplated by Section 404 that the Fund may eventually be required to meet. The Fund will need to undertake the process of building out its internal control over financial reporting and establishing formal procedures, policies, processes and practices related to financial reporting and to the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities within the Fund.

Additionally, the Fund will undertake the process of documenting its internal control procedures to satisfy the requirements of Section 404, which requires annual management assessments of the effectiveness of its internal control over financial reporting. Additionally, the Fund’s independent registered public accounting firm is required to formally attest to the effectiveness of the internal control over financial reporting. If the Fund is not able to adequately implement the requirements of Section 404, the Fund’s operations, financial reporting or financial results could be adversely affected. Matters impacting the Fund’s internal controls may cause the Fund to be unable to report its financial information on a timely basis and thereby subject the Fund to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, and may result in a breach of the covenants under the agreements governing any of its financing arrangements, if any. There could also be a negative reaction in the financial markets due to a loss of investor confidence in the Fund and the reliability of its financial statements. Confidence in the reliability of the Fund’s financial statements could also suffer if the Fund or its independent registered public accounting firm were to report a material weakness in the Fund’s internal control over financial reporting. This could materially adversely affect the Fund.

RIC related Tax Risks. The Fund intends to elect to be treated, and intends to qualify annually thereafter, as a RIC under Subchapter M of the Code. To qualify for and maintain RIC tax treatment under the Code, the Fund must meet, amongst other requirements, requirements related to annual distributions, source of income and asset diversification. Failure to meet these requirements may result in the Fund having to dispose of certain investments quickly in order to prevent the loss of RIC status. If the Fund fails to qualify for or maintain RIC tax treatment for any reason and is subject to corporate federal income tax, the resulting corporate taxes could substantially reduce its net assets, the amount of income available for distribution, and the amount of its distributions. See “Certain U.S. Federal Income Tax Considerations – Taxation as a RIC.”

As a result of the “Annual Distribution Requirement” (i.e., the requirements that the Fund must distribute to its shareholders, for each taxable year, at least 90% of the Fund’s “investment company taxable income,” which is generally the Fund’s ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, and 90% of the Fund’s net tax-exempt income, if any) to qualify for tax treatment as a RIC, the Fund may need to access the capital markets periodically to raise cash to fund new investments in portfolio companies. The Fund expects to be able to issue “senior securities,” including borrowing money from banks or other financial institutions only in amounts such that the ratio of the Fund’s total assets (less total liabilities other than indebtedness represented by senior securities) to its total indebtedness represented by senior securities plus preferred shares, if any, equals at least 150% after such incurrence or issuance. If the Fund issues senior securities, it will be exposed to risks associated with leverage, including an increased risk of loss. The Fund’s ability to issue different types of securities is also limited. Compliance with RIC distribution requirements may unfavorably limit the Fund’s investment opportunities and reduce its ability in comparison to other companies to profit from favorable spreads between the rates at which the Fund can borrow and the rates at which it can lend. Therefore, the Fund intends to seek to continuously issue equity securities, which may lead to shareholder dilution.

The Fund may borrow to fund investments. If the value of the Fund’s assets declines, the Fund may be unable to satisfy the asset coverage test under the 1940 Act, which would prohibit the Fund from paying distributions and could prevent it from qualifying for tax treatment as a RIC, which would generally result in a corporate-level U.S. federal income tax on any income and net gains. If the Fund cannot satisfy the asset coverage test, it may be required to sell a portion of its investments and, depending on the nature of the Fund’s debt financing, repay a portion of its indebtedness at a time when such sales may be disadvantageous.

Until and unless the Fund is treated as a publicly offered RIC as a result of either (1) Shares collectively being held by at least 500 persons at all times during a taxable year, (2) Shares being continuously offered pursuant to a public offering (within the meaning of Section 4 of the Securities Act) or (3) Shares being treated as regularly traded on an established securities market, each U.S.

Shareholder that is an individual, trust or estate will be treated as having received a dividend for U.S. federal income tax purposes from the Fund in the amount of such U.S. Shareholder’s allocable share of the management and incentive fees paid to the Adviser and certain of the Fund’s other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. Shareholder. For taxable years beginning before 2026, miscellaneous itemized deductions generally are not deductible by a U.S. Shareholder that is an individual, trust or estate. For taxable years beginning in 2026 or later, miscellaneous itemized deductions generally are deductible by a U.S. Shareholder that is an individual, trust or estate only to the extent that the aggregate of such U.S. Shareholder’s miscellaneous itemized deductions exceeds 2% of such U.S. Shareholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under Section 68 of the Code.

Phantom Income. For U.S. federal income tax purposes, the Fund will include in its taxable income certain amounts that it has not yet received in cash. For example, if the Fund holds debt obligations that are treated under applicable U.S. federal income tax rules as having OID (such as debt instruments with PIK interest or, in certain cases, that have increasing interest rates or are issued with warrants), the Fund must include in its taxable income in each taxable year a portion of the OID that accrues over the life of the obligation, regardless of whether the Fund receives cash representing such income in the same taxable year. The Fund may also have to include in its taxable income other amounts that the Fund has not yet received in cash, such as accruals on a contingent payment debt instrument or deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Further, the Fund may elect to amortize market discount on debt investments and currently include such amounts in its taxable income, instead of upon their sale or other disposition, as any failure to make such election would limit the Fund’s ability to deduct interest expense for tax purposes. Because such OID or other amounts accrued are included in the Fund’s investment company taxable income for the taxable year of accrual, the Fund may be required to make distributions to shareholders in order to satisfy the Annual Distribution Requirement (as defined below) and/or excise tax avoidance requirement, even though the Fund will have not received any corresponding cash payments. Accordingly, to enable the Fund to make distributions to shareholders that will be sufficient to enable the Fund to satisfy the Annual Distribution Requirement, the Fund may need to sell some of its assets at times and/or at prices that it would not consider advantageous, the Fund may need to raise additional equity or debt capital or the Fund may need to forego new investment opportunities or otherwise take actions that are disadvantageous to its business (or be unable to take actions that are advantageous to its business). If the Fund is unable to obtain cash from other sources to enable the Fund to satisfy the Annual Distribution Requirement, the Fund may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to a corporate-level U.S. federal income tax (and any applicable state and local taxes).

Dividends in Shares. Although the Fund currently does not intend to do so, the Fund may declare a large portion of a dividend in Shares at the election of each shareholder. An IRS Revenue Procedure allows a publicly offered RIC to distribute its own shares as a dividend for the purpose of fulfilling its distribution requirements, if certain conditions are satisfied. Among other things, the aggregate amount of cash available to be distributed to all shareholders is required to be at least 20% of the aggregate declared distribution. The Internal Revenue Service has also issued private letter rulings on cash/shares dividends paid by RICs and real estate investment trusts where the cash component is limited to 20% of the total distribution if certain requirements are satisfied. Shareholders receiving such dividends will be required to include the full amount of the dividend (including the portion payable in Shares) as ordinary income (or, in certain circumstances, long-term capital gain) to the extent of the Fund’s current and accumulated earnings and profits for federal income tax purposes. As a result, shareholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. It is unclear whether the Fund will be a publicly offered RIC and to what extent the Fund will be able to pay taxable dividends in cash and Shares (whether pursuant to IRS Revenue Procedure, a private letter ruling or otherwise).

Dividend Reinvestment. Shareholders that participate in the Fund’s DRIP will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in the Fund’s Shares to the extent the amount reinvested was not a tax-free return of capital. As a result, unless a shareholder is a tax-exempt entity, the shareholder may have to use funds from other sources to pay the tax liability on the value of the Fund’s Shares received as a result of the distribution.

Certain ERISA Considerations. In general, the fiduciary responsibility standards and prohibited transaction restrictions of ERISA apply to a variety of employee retirement and welfare benefit plans maintained by private employers (“ERISA Plans”). Although ERISA does not (with certain exceptions) apply to individual retirement accounts, “Keogh” plans and certain other plans, such plans (collectively with ERISA Plans, “Plans”), are generally subject to Section 4975 of the Code, which contains prohibited-transaction provisions that are similar to those contained in ERISA.

Investment Considerations. The assets of the Fund will be invested in accordance with the investment objective and policies described in this Registration Statement. The fiduciary of an ERISA Plan (and not the Adviser) will be solely responsible for the ERISA

Plan’s decision to invest in the Fund, including, without limitation, the role that an investment in the Fund would play in the ERISA Plan’s portfolio and whether an investment in the Fund is reasonably designed as part of the overall investment of the ERISA Plan’s assets. Accordingly, an authorized fiduciary of an ERISA Plan proposing to invest in the Fund should, in consultation with its own advisors, consider whether such investment is consistent with the terms of the ERISA Plan’s governing documents (including any investment guidelines) and applicable law. Neither the Adviser nor the Fund or any of their respective affiliates is responsible for determining, and none of them makes any representation regarding, whether the Fund’s Shares is an appropriate investment for Plans generally or any particular Plan.

Prohibited Transactions. Section 406 of ERISA and Section 4975 of the Code prohibit certain transactions involving the assets of Plans and certain persons, referred to as “parties in interest” under ERISA or “disqualified persons” under Section 4975 of the Code, having certain relationships to such Plans, unless a statutory or administrative exemption is applicable to the transaction. A purchase of the Fund’s Shares by an ERISA Plan having a relationship with the Adviser or the Fund, or any of their respective affiliates could, under certain circumstances, be considered a transaction prohibited under ERISA or Section 4975 of the Code. Accordingly, an authorized fiduciary of an investing Plan will be deemed to have represented and agreed, among other things, that the ERISA Plan’s purchase and holding of the Fund’s Shares are not and will not constitute or otherwise result in a non-exempt prohibited transaction. In addition, as discussed below, other issues under the rules governing prohibited transactions may arise to the extent that the assets of the Fund constitute “plan assets.”

Certain “Plan Asset” Considerations. U.S. Department of Labor regulations (as modified by Section 3(42) of ERISA (together, the “Plan Assets Regulation”)) describes when the assets of an entity are to be treated as “plan assets” for purposes of ERISA and/or Section 4975 of the Code. The Plan Assets Regulation provides that, if a “benefit plan investor” (as defined under the Plan Assets Regulation (“Benefit Plan Investor”)) acquires an “equity interest” in an entity, and if Benefit Plan Investors in the aggregate hold 25% or more of the value of any class of equity interests in the entity, the entity’s assets will be treated as “plan assets” for purposes of ERISA and Section 4975 of the Code, unless the Fund’s Shares constitute a “publicly-offered security” (as defined in the Plan Assets Regulation (“Publicly-Offered Security”)) or another exception under the Plan Assets Regulation applies.

In order to attempt to prevent the assets of the Fund from constituting “plan assets” for purposes of ERISA and/or Section 4975 of the Code, based upon representations from investors, the Fund will endeavor to restrict the sale and transfer of the Fund’s Shares to Benefit Plan Investors such that at all times less than 25% of the Fund’s Shares, as determined for purposes of the Plan Assets Regulation, will be held by Benefit Plan Investors and, therefore, the Fund’s assets will not be expected to constitute “plan assets” for purposes of ERISA or Section 4975 of the Code and the Adviser would not be expected to be considered a fiduciary under ERISA with respect to investing ERISA Plans. In order to prevent Benefit Plan Investors from owning (or be at substantial likelihood of owning) 25% or more of any class of equity interest of the Fund, the Fund may also exercise its right to cause a compulsory withdrawal of Benefit Plan Investors. Notwithstanding any of the foregoing, if the Fund determines that the Shares can be considered a “publicly-offered security” for purposes of the Plan Assets Regulation, the Fund may thereupon decide to operate on the basis that its assets are not “plan assets” pursuant to the Publicly-Offered Security exception regardless of the number of Benefit Plan Investors owning the Shares.

If, notwithstanding the foregoing, the Fund’s assets are treated as “plan assets” for purposes of ERISA and/or Section 4975 of the Code, the Fund may be prevented from making certain otherwise desirable investments and engaging in certain other transactions that might otherwise be permitted and, if a non-exempt prohibited transaction occurs, may result in various liabilities and penalties for any “party-in-interest” under ERISA or “disqualified person” under the Code engaging in such transaction.

Dilution. The Fund’s Declaration of Trust authorizes the issuance of an unlimited number of Shares without requiring the approval of the shareholders. Shareholders will not have preemptive rights to purchase any Shares issued by the Fund in the future. The Board may elect to sell additional Shares in the future or issue equity interests in private offerings. To the extent the Fund issues additional equity interests at or below NAV, an existing shareholder’s percentage ownership interest in the Fund may be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of the Fund’s investments, shareholders may also experience dilution in the book value and fair value of their shares.

Under the 1940 Act, the Fund is generally prohibited from issuing or selling Shares at a price below NAV per share, which may be a disadvantage as compared with certain public companies. The Fund may, however, sell Shares, or warrants, options, or rights to acquire Shares, at a price below the current NAV of the Shares if the Board and Independent Trustees determine that such sale is in the Fund’s best interests and the best interests of shareholders, and the shareholders, including a majority of those shareholders that are not affiliated with the Fund, approve such sale. In any such case, the price at which the Fund’s securities are to be issued and sold may not be less than a price that, in the determination of the Board, closely approximates the fair value of such securities (less any distributing commission or discount). If the Fund raises additional funds by issuing Shares or senior securities convertible into, or exchangeable for, Shares, then the percentage ownership of existing shareholders at that time will decrease and such shareholders will experience dilution.

All distributions declared in cash payable to shareholders that are participants in the DRIP will generally be automatically reinvested in Shares unless the investor opts out of the DRIP. As a result, shareholders who opt out of participating in the DRIP may experience accretion to the NAV of their Shares if the Fund’s Shares are trading at a premium to NAV and dilution if the Fund’s Shares are trading at a discount to NAV. The level of accretion or discount would depend on various factors, including the proportion of shareholders who participate in the DRIP, the level of premium or discount at which Shares are trading and the amount of the distribution payable to shareholders.

Net Asset Value. The NAV and liquidity, if any, of the market for shares of the Shares may be significantly affected by numerous factors, some of which are beyond the Fund’s control and may not be directly related to the Fund’s operating performance. These factors include any, or a combination of any, of the following:

●	changes in the value of the Fund’s portfolio of investments and derivative instruments as a result of changes in market factors, such as interest rate shifts, and also portfolio specific performance, such as portfolio company defaults, among other reasons;
●	changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;
●	loss of RIC tax treatment or BDC status;
●	distributions that exceed the Fund’s net investment income and net income as reported according to U.S. generally accepted accounting principles (“GAAP”);
●	changes in earnings or variations in operating results;
●	changes in accounting guidelines governing valuation of the Fund’s investments;
●	any shortfall in revenue or net income or any increase in losses from levels expected by the shareholders;
●	departure of the Adviser or certain of its key personnel;
●	general economic trends and other external factors; and
●	loss of a major funding source.

Preferred Shares. The Board is authorized to issue preferred shares in one or more series without shareholder approval, which could potentially adversely affect the interests of existing shareholders.

The Fund cannot assure shareholders that the issuance of preferred shares, debt securities and/or convertible debt securities would result in a higher yield or return to the holders of Shares. The issuance of preferred shares, debt securities or convertible debt would likely cause the NAV of the Shares to become more volatile. If the dividend rate on the preferred shares, or the interest rate on the debt securities and/or the convertible debt securities, were to approach the net rate of return on the Fund’s investment portfolio, the benefit of such leverage to the holders of the Shares would be reduced. If the dividend rate on the preferred shares, or the interest rate on the debt securities and/or convertible debt securities, were to exceed the net rate of return on the Fund’s portfolio, the use of leverage would result in a lower rate of return to the holders of Shares than if the Fund had not issued the preferred shares, debt securities or convertible debt securities. Any decline in the NAV of the Fund’s investment would be borne entirely by the holders of Shares. Therefore, if the market value of the Fund’s portfolio were to decline, the leverage would result in a greater decrease in NAV to the holders of Shares than if the Fund was not leveraged through the issuance of preferred shares, debt securities or convertible debt securities. This decline in NAV would also tend to cause a greater decline in the market price, if any, for the Shares.

There is also a risk that, in the event of a sharp decline in the value of the Fund’s net assets, the Fund would be in danger of failing to maintain required asset coverage ratios, which may be required by the preferred shares, debt securities or convertible debt, or the Fund’s current investment income might not be sufficient to meet the dividend requirements on the preferred shares or the interest payments on the debt securities and/or the convertible debt securities. In order to counteract such an event, the Fund might need to liquidate investments in order to fund the redemption of some or all of the preferred shares, debt securities or convertible debt. In addition, the Fund would pay (and the holders of Shares would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred shares, debt securities, convertible debt, or any combination of these securities. Holders of preferred shares, debt securities or convertible debt may have different interests than holders of Shares and may at times have disproportionate influence over the Fund’s affairs.

The 1940 Act requires that holders of preferred shares must be entitled as a class to elect two trustees at all times and to elect a majority of the trustees if dividends on such preferred stock are in arrears by two years or more, until such arrearage is eliminated. In addition, certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred shares, including changes in fundamental investment restrictions and conversion to open-end status and, accordingly, preferred shareholders could veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of Shares and preferred shares, both by the 1940 Act and by requirements imposed by rating agencies, might impair the Fund’s ability to maintain its tax treatment as a RIC for U.S. federal income tax purposes.

Unrealized Depreciation. Under Rule 2a-5 of the 1940 Act, the Fund is required to carry investments at market value or, if no quotation is readily available, at the fair value as determined in good faith in accordance with procedures established by the Adviser, with such procedures approved by the Board. Pursuant to Rule 2a-5, the Board has designated the Adviser as “Valuation Designee.” The Adviser, with the assistance of its Valuation Committee, subject to oversight by the Board, is responsible for determining the fair value of the Fund’s investments in accordance with valuation policies and procedures approved by the Board. Decreases in the market values or fair values of the Fund’s investments relative to amortized cost are recorded as unrealized depreciation. Any unrealized losses in the Fund’s portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to the Fund with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of the Fund’s income available for distribution in future periods. In addition, decreases in the market value or fair value of the Fund’s investments will reduce the Fund’s NAV.

Pre-incentive fee net income does not include any realized or unrealized capital gains or losses or unrealized capital appreciation or depreciation. Because of the structure of the Incentive Fee, it is possible that the Fund may pay an Incentive Fee in a quarter where the Fund incurs a loss. For example, this may occur if the Fund receives pre-incentive fee net income even if the Fund has incurred a loss in that quarter due to realized and unrealized capital losses.

PIK Interest Payments. Certain of the Fund’s debt investments may contain provisions providing for the payment of PIK interest. Because PIK interest results in an increase in the size of the loan balance of the underlying loan, the receipt by the Fund of PIK interest will have the effect of increasing the Fund’s AUM. As a result, because the Management Fee that the Fund pays to the Adviser is based on the Fund’s net assets, the receipt by the Fund of PIK interest will result in an increase in the amount of the Management Fee. In addition, any such increase in a loan balance due to the receipt of PIK interest will cause such loan to accrue interest on the higher loan balance, which will result in an increase in the Fund’s pre-incentive fee net investment income and, as a result, an increase in incentive fees that are payable by the Fund to the Adviser.

To the extent original issue discount instruments, such as zero coupon bonds and PIK loans, constitute a significant portion of the Fund’s income, investors will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following: (a) the higher interest rates of PIK loans reflect the payment deferral and increased credit risk associated with these instruments, and PIK instruments generally represent a significantly higher credit risk than coupon loans; (b) PIK loans may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral; (c) market prices of zero-coupon or PIK securities are affected to a greater extent by interest rate changes and may be more volatile than securities that pay interest periodically and in cash, and PIKs are usually less volatile than zero-coupon bonds, but more volatile than cash pay securities; (d) because original issue discount income is accrued without any cash being received by the Fund, required cash distributions may have to be paid from offering proceeds or the sale of Fund assets without investors being given any notice of this fact; (e) the deferral of PIK interest increases the loan-to-value ratio, which is a measure of the riskiness of a loan; (f) even if the accounting conditions for income accrual are met, the borrower could still default when the Fund’s actual payment is due at the maturity of the loan; and (g) original issue discount creates risk of non-refundable cash payments to the Adviser based on non-cash accruals that may never be realized.

Distributions. The amount of any distributions the Fund may make on the Shares is uncertain. The Fund may not be able to pay distributions, or be able to sustain distributions at any particular level, and the Fund’s distributions per share, if any, may not grow over time, and the Fund’s distributions per share may be reduced. The Fund has not established any limit on the extent to which it may use borrowings, if any, and the Fund may use offering proceeds to fund distributions (which may reduce the amount of capital the Fund ultimately invests in portfolio companies).

Subject to the Board’s discretion and applicable legal restrictions, the Fund generally intends to authorize and declare cash distributions on a monthly basis and pay such distributions on a monthly basis. The Fund expects to pay distributions out of assets legally available for distribution. However, the Fund cannot assure shareholders that the Fund will achieve investment results that will allow the Fund to make a consistent targeted level of cash distributions or year-to-year increases in cash distributions. The Fund’s ability to pay distributions might be adversely affected by the impact of the risks described herein. In addition, the inability to satisfy the asset coverage test applicable to the Fund as a BDC under the 1940 Act can limit the Fund’s ability to pay distributions. Distributions from offering proceeds also could reduce the amount of capital the Fund ultimately invests in debt or equity securities of portfolio companies. The Fund cannot assure shareholders that the Fund will pay distributions to shareholders in the future.

Distributions on the Shares may exceed the Fund’s taxable earnings and profits, particularly during the period before the Fund has substantially invested the net proceeds from this offering. Therefore, portions of the distributions that the Fund pay may represent a return of capital to shareholders. A return of capital is a return of a portion of shareholders’ original investment in the Fund’s Shares. As a result, a return of capital will (i) lower shareholders’ tax basis in their shares and thereby increase the amount of capital gain (or decrease the amount of capital loss) realized upon a subsequent sale or redemption of such shares, and (ii) reduce the amount of funds the Fund has for investment in portfolio companies. The Fund has not established any limit on the extent to which the Fund may use offering proceeds to fund distributions.

The Fund may pay distributions from offering proceeds in anticipation of future cash flow, which may constitute a return of shareholders’ capital and will lower shareholders’ tax basis in their shares, thereby increasing the amount of capital gain (or decreasing the amount of capital loss) realized upon a subsequent sale or redemption of such shares, even if such shares have not increased in value or have, in fact, lost value. Distributions from offering proceeds also could reduce the amount of capital the Fund ultimately has available to invest in portfolio companies.

Responsible Investment Considerations. Stone Point Credit maintains what it refers to as a separate Responsible Investment Policy and seeks to integrate certain ESG diligence into its investment process in accordance with the relevant policy and subject to its fiduciary duty and any applicable legal, regulatory, or contractual requirements. There is no guarantee that the Adviser will be able to successfully implement the Responsible Investment Policy or to identify ESG risks while achieving the Fund’s investment strategy. While the Adviser will attempt to gather information regarding a portfolio company on a pre-investment basis, there are certain transactions that make it more difficult to gather relevant information. There is no guarantee that all ESG information will be available for all types of transactions. In addition, applying ESG factors to investment decisions is qualitative and subjective by nature, and there is no guarantee that the criteria utilized by the Adviser, or any judgment exercised by the Adviser, will reflect the beliefs or values of any particular investor. There are also significant differences in interpretations of what critical ESG characteristics mean by region, industry, and topic. The Adviser’s interpretations and decisions are expected to differ from others’ views and could also evolve over time. In addition, in evaluating an investment, the Adviser expects to depend upon information and data provided by several sources, including the relevant target companies and/or various reporting sources which could be incomplete, inaccurate, or unavailable, and which could cause the Adviser to incorrectly assess a company’s ESG practices and/or related risks. The Adviser does not intend independently to verify all ESG information reported by target companies or third parties. Further, considering ESG qualities when evaluating an investment could result in the selection or exclusion of certain investments based on the Adviser’s view of certain ESG-related and other factors and could cause the Fund not to make an investment that it would have made or to make a management decision with respect to an investment differently than it would have made in the absence of a Responsible Investment Policy, which could negatively impact the Fund’s performance.

Further, ESG practices are evolving rapidly and there are different principles, frameworks, methodologies, and tracking tools being implemented by other asset managers, and the Adviser’s adoption and adherence to various such principles, frameworks, methodologies, and tools is expected to vary over time. There is also a growing regulatory interest across jurisdictions in improving transparency regarding the definition, measurement, and disclosure of ESG factors. Stone Point Credit’s Responsible Investment Policy could become subject to additional regulation in the future, and Stone Point Credit cannot guarantee that its current approach will meet future regulatory requirements.

Share Repurchases and Cash Reserves.

There can be no assurance that any future share repurchases will occur, or, if they occur, that they will enhance shareholder value. In addition, any future share repurchases could have a material adverse effect on the business of the Fund for the following reasons:

●	Repurchases may not prove to be the best use of the Fund’s cash resources.
●	Repurchases will diminish the Fund’s cash reserves, which could impact its ability to finance future growth and to pursue possible future strategic opportunities.
●	The Fund may incur debt or other cash resources to repurchase shares, which may affect the financial performance of the Fund’s business during future periods or its liquidity and the availability of capital for other needs of the business.
●	Repurchases may not be made at the best possible price and the market price of the Shares may decline below the levels at which the Fund repurchased Shares.
●	Any suspension, modification or discontinuance of any future share repurchase plan could result in a decrease in the trading price of the Shares.
●	Repurchases may make it more difficult for the Fund to meet the diversification requirements necessary to qualify for tax treatment as a RIC for U.S. federal income tax purposes; failure to qualify for tax treatment as a RIC would render taxable income subject to corporate-level U.S. federal income taxes.
●	Repurchases may cause non-compliance with covenants under the Fund’s financing agreements, which could have an adverse effect on the Fund’s operating results and financial condition.

Information Barriers. The Adviser currently operates without information barriers that some other firms implement to separate persons who make investment decisions from others who could possess material non-public information that could influence such decisions. To manage possible risks arising from the Adviser’s decision not to implement such barriers, the Adviser maintains policies and procedures, as described in this Registration Statement, and provides training to supervised persons with respect to conflicts of interest and how such conflicts are resolved under the Adviser’s policies and procedures. If any employee obtains material non-public information, the Fund may be restricted in acquiring or disposing of investments on behalf of the Fund and Other Sponsored Funds, which could impact the returns generated for the Fund. If Stone Point Capital acquires confidential or material non-public information, Stone Point Credit may be restricted in acquiring or disposing investments on behalf of their clients (and vice-a-versa), unless the Fund determines that an “information wall” is warranted. Notwithstanding the maintenance of policies and procedures, it is possible that the internal controls relating to the management of material non-public information could fail and result in the Fund buying or selling a security while the Adviser is in possession of material non-public information. Inadvertent trading while the Adviser is in possession of material non-public information could have adverse effects on the reputation of the Adviser and its affiliates, resulting in the imposition of regulatory or financial sanctions, and consequently, negatively impact Stone Point Credit’s ability to perform investment management services on behalf of the Fund. In addition, while the Fund currently operates without information barriers, the Fund could be required by certain regulations, or decide that it is advisable, to establish information barriers. In such event, Stone Point’s ability to operate as an integrated platform could change, which would limit Stone Point Credit to managing the investments of the Fund and Other Sponsored Funds in the way it currently manages investments.

Risks Relating to the Private Offering

Non-Diversified Investment Company. The Fund intends to operate as a non-diversified investment company within the meaning of the 1940 Act, which means that the Fund will not be limited by the 1940 Act with respect to the proportion of its assets that it may invest in a single issuer. However, the Fund from time to time in the future may be considered a diversified management investment company within the meaning of the 1940 Act. Beyond the asset diversification requirements associated with the Fund’s qualification as a RIC for U.S. federal income tax purposes, the Fund does not have fixed guidelines for diversification. While the Fund is not targeting any specific industries, its investments may be focused on relatively few industries. To the extent that the Fund holds large positions in a small number of issuers, or within a particular industry, the Fund’s NAV may be subject to greater fluctuation. The Fund may also be more susceptible to any single economic or regulatory occurrence or a downturn in particular industry.

Difficulty of Locating Suitable Investments. There can be no assurance that there will be a sufficient number of suitable investment opportunities satisfying the investment objectives of the Fund to enable the Fund to invest all of its committed capital, or that such investment opportunities will lead to completed investments by the Fund. Identification of attractive investment opportunities is difficult, and the availability of investment opportunities generally will be subject to market conditions and the prevailing regulatory and economic climate.

Co-investment with Third Parties. The Fund may co-invest in portfolio companies with third parties (including Stone Point Credit and certain of its affiliates) through partnerships, joint ventures or other arrangements. Such investments may involve risks do not present in investments where a third party is not involved, including the possibility that a third party co-venturer or partner may at any time have economic or business interests or goals that are inconsistent with those of the Fund or may be in a position to take action contrary to the Fund’s investment objectives or may default on its obligations. In addition, the Fund may under certain circumstances be liable for actions of their third-party co-venturers or partners.

The Fund may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without the prior approval of the Independent Trustees and, in some cases, the prior approval of the SEC. The Order permits the Fund to co-invest alongside other funds/vehicles managed by the Adviser or certain of its affiliates, or alongside the Adviser or certain of its affiliates in a principal capacity, in a manner consistent with the Fund’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. The Order further provides that the Fund will receive its pro rata share of any transaction fees, based on its relative share of the amount invested or committed, as applicable, in the transaction. The Adviser’s investment allocation policy seeks to ensure equitable allocation of investment opportunities between the Fund and other Credit Funds and certain affiliates of the Adviser. While an affiliated broker-dealer or other financial affiliate (“Financial Affiliate”) of the Adviser from time to time may be permitted, subject to the terms of the Order, to participate as principal in a co-investment transaction in which the Fund also participates, in no event will the Financial Affiliate acquire any such investment at a price more favorable than that offered to the Fund. As a result of the exemptive relief, there could be significant overlap in the Fund’s investment portfolio and the investment portfolio of other Credit Funds that could avail themselves of the exemptive relief.

In situations when co-investment with other Credit Funds is not permitted under the 1940 Act and related rules, existing or future staff guidance, or the terms and conditions of the Order, the Adviser and/or its affiliates will need to decide which client or clients will proceed with the investment.

Minority Investments. The Fund may make minority investments, or may make investments in “club” deals alongside entities sponsored by other private credit or private equity firms, in portfolio companies where the Fund may not have the right to appoint a director or otherwise be able to control or effectively influence the business or affairs of such entities. The entity in which a Fund investment is made may have economic or business interests or goals that are inconsistent with those of the Fund, and the Fund may not be able to limit or otherwise protect the value of its investment in the portfolio company. In addition, although the Fund may seek board representation in connection with certain investments, there is no assurance that such representation, if sought, will be obtained. In all such cases, the Fund will rely significantly on the existing management and boards of directors of portfolio companies, which may include representatives of investors with whom the Fund is not affiliated and whose interests may conflict with the interests of the Fund.

Follow-On Investments. The Fund may make follow-on investments in certain portfolio companies or have the opportunity to increase an investment in certain portfolio companies. There can be no assurance that the Fund will wish to make follow-on investments or that it will have sufficient funds to do so. Any decision by the Fund not to make follow-on investments or its inability to make them may have a substantial negative impact on a portfolio company in need of such an investment or may diminish the Fund’s ability to influence the portfolio company’s future development. The Fund’s ability to make follow-on investments may also be limited by the Adviser’s allocation policies and procedures. In situations where co-investment with other clients of the Adviser or its affiliates is not permitted under the 1940 Act and related rules, existing or future staff guidance, or the terms and conditions of the Order, the Adviser will need to decide which client or clients will proceed with the investment. Under the Adviser’s allocation policy, the Adviser is required to allocate follow-on investments in portfolio companies based on the order in which the Fund invested in such portfolio companies, with priority to the Fund’s earlier investments.

Limitations on Leverage. The Fund may, subject to the limitations described below, incur leverage in connection with its operations, collateralized by its assets and/or capital commitments. The amount of leverage that the Fund employs will depend on the Adviser’s and the Board’s assessment of market and other factors at the time of any proposed borrowing. The use of leverage by the Fund may have important consequences to the shareholders, including, but not limited to, the following: (a) greater fluctuations in the NAV of the Fund; (b) use of cash flow for debt service and related costs and expenses, rather than for additional investments, distributions or other purposes; (c) increased interest expense if interest rate levels were to increase significantly; (d) limitation on the flexibility of the Fund to make distributions to the shareholders (and investors should specifically note in this regard that, for the avoidance of doubt, in connection with one or more credit facilities entered into by the Fund, distributions to the investors may be subordinated to payments required in connection with any indebtedness contemplated thereby); (e) in certain circumstances, the Fund may be required to dispose of investments at a loss or otherwise on unattractive terms in order to service its debt obligations or meet its det covenants; (f) the amount and timing of contributions and distributions to shareholders may be affected in a manner that may have potentially adverse consequences to shareholders; (g) result in lower multiples of cost (but enhanced IRRs) for equity investments; and (h) in the case of certain tax-exempt entities, tax on UBTI in respect of acquisition indebtedness. There can be no assurance that the Fund will have sufficient cash flow to meet its debt service obligations. As a result, the Fund’s exposure to losses may be increased due to the illiquidity of its investments generally.

In addition, the Fund may need to refinance its outstanding debt as the debt matures. There is a risk that the Fund may not be able to refinance existing debt or that the terms of any refinancing may not be as favorable as the terms of the existing loan agreements. If prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. These risks could adversely affect the Fund’s financial condition, cash flows and return on its investments. A credit agreement or borrowing facility frequently will contain other terms that restrict the activities of the Fund and the shareholders or impose additional obligations on them. For example, certain lenders or facilities are expected to impose restrictions on the Fund’s ability to consent to the transfer of a shareholder’s interest in the Fund or impose concentration or other limits on the Fund’s investments, and/or financial or other covenants, that could affect the implementation of the Fund’s investment strategy. The Fund and any other parallel investment entities, alternative investment vehicles and/or co-investment vehicles may be jointly and severally liable for all credit support obligations in respect of investments or under any Fund-related credit facility. Therefore, in the event that one or more investors of the Fund and/or investors of any other parallel investment entities, alternative investment vehicles and/or co-investment vehicles fail to satisfy a drawdown or otherwise default on their contribution obligations pursuant to the credit support, such amount would be drawn on a pro rata basis from non-defaulting investors and/or investors of any other parallel investment entities, alternative investment vehicles and/or co-investment vehicles up to the remaining amount of their respective unfunded capital commitments. As a result of the incurrence of indebtedness on a joint and several or cross-collateralized basis, the Fund may be required to contribute amounts in excess of its pro rata share, including additional capital to make up for any shortfall if such vehicles are unable to repay their pro rata share of such indebtedness. However, subject to the terms on borrowing under the Fund’s Governing Agreements, only the Fund’s pro rata share (based on the amounts invested or proposed to be invested in the investment or the proposed investment) of any such indebtedness will be counted for purposes of the limitations on borrowing.

In connection therewith, credit facilities may be secured by an assignment of the shareholders’ unfunded capital commitments or the Fund’s portfolio investments and assets. Shareholders may be required to acknowledge their obligation to pay their share of such indebtedness up to the amount of their unfunded capital commitments or to acknowledge the right of such lender to call on such shareholders to fund their commitments. The Governing Agreements may provide a lender with the right to receive detailed due diligence and credit-related information regarding the shareholders. The Adviser reserves the right, in its sole discretion, to waive these requirements for certain shareholders, which may have an adverse effect on the Fund’s ability to obtain such credit facility or terms thereof. In addition, subject to the limitations in the Governing Agreements, the Fund’s financing arrangements could be structured generally as a portfolio financing where multiple investments are cross-collateralized and are subject to the risk of loss. As a result, the Fund could lose its interests in one or more performing investments in the event any investment is cross-collateralized with poorly performing or non-performing investments. The Fund’s assets, including any investments made by the Fund and any capital held by the Fund, are available to satisfy all liabilities and other obligations of the Fund. If the Fund defaults on secured indebtedness, the lender could foreclose and the Fund could lose its entire investment in the collateral for such loan. If the Fund itself becomes subject to a liability, parties seeking to have the liability satisfied could have recourse to the Fund’s assets generally and not be limited to any particular asset, such as the investment giving rise to the liability. In the event of a sudden, precipitous drop in the value of the Fund’s assets, the Fund might not be able to dispose of assets quickly enough to pay off its debt, resulting in a foreclosure or other total loss of some or all of the pledged assets. Fund-level debt facilities typically include other covenants such as, but not limited to, covenants against the Fund incurring or being in default under other recourse debt, including certain fund level guarantees of asset-level debt, which, if triggered, could cause adverse consequences to the Fund if it is unable to cure or otherwise mitigate such breach. Also any bankruptcy, insolvency or default by a counterparty to the Fund could result in a loss of the Fund’s investments, including, for example, where fund assets and securities are re-hypothecated or otherwise held by such counterparties and become subject to general claims of their creditors.

As a BDC, generally, the ratio of the Fund’s total assets (less total liabilities other than indebtedness represented by senior securities) to the Fund’s total indebtedness represented by senior securities plus any preferred shares, if any, must be at least 200%;

however, legislation enacted in March 2018 has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. This means that generally, the Fund can borrow up to $1 for every $1 of investor equity (or, if certain conditions are met, the Fund can borrow up to $2 for every $1 of investor equity). The Fund may reduce its asset coverage ratio to 150% and, in connection with their subscription agreements, the shareholders are required to acknowledge the Fund’s ability to operate with an asset coverage ratio that may be as low as 150%. If this ratio declines below 150%, the Fund cannot incur additional debt and could be required to sell a portion of its investments to repay some indebtedness when it may be disadvantageous to do so. This could have a material adverse effect on the Fund’s operations, and the Fund may not be able to service its debt or make distributions.

In addition, as market conditions permit, the Fund may securitize its loans to generate cash for funding new investments. To securitize loans, the Fund may create a wholly owned subsidiary, contribute a pool of loans to the subsidiary and have the subsidiary issue debt securities or loans to purchasers who would be expected to be willing to accept a substantially lower interest rate than the loans earn. Any such subsidiary will include entities that engage in investment activities in securities or other assets that are primarily controlled by the Fund. The Fund will comply with the provisions of Section 61 under the 1940 Act governing capital structure and leverage on an aggregate basis with a subsidiary so that the Fund treats the Subsidiary’s debt as its own. Each subsidiary will comply with the provisions of Section 57 under the 1940 Act relating to affiliated transactions and custody.

The Fund would retain all or a portion of the equity in the securitized pool of loans. The Fund’s retained equity would be exposed to any losses on the portfolio of loans before any of the debt securities would be exposed to such losses.

Leverage magnifies the potential for loss on investments in the Fund’s indebtedness and on invested equity capital. As the Fund uses leverage to partially finance its investments, shareholders will experience increased risks of investing in the Fund’s securities. If the value of the Fund’s assets increases, then leveraging would cause the NAV attributable to the Shares to increase more sharply than it would have had the Fund not leveraged. Conversely, if the value of the Fund’s assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had the Fund not leveraged its business. Similarly, any increase in the Fund’s income in excess of interest payable on the borrowed funds would cause the Fund’s net investment income to increase more than it would without the leverage, while any decrease in the Fund’s income would cause net investment income to decline more sharply than it would have had the Fund not borrowed. Such a decline could negatively affect the Fund’s ability to pay dividends on its Shares, scheduled debt payments or other payments related to the Fund’s securities.

Hedging Policies/Risks. In connection with certain portfolio investments, the Fund may employ hedging techniques designed to reduce the risk of adverse movements in interest rates, securities prices and currency exchange rates. While such transactions may reduce certain risks, such transactions themselves may entail certain other risks. Thus, while the Fund may benefit from the use of these hedging mechanisms, unanticipated changes in interest rates, securities prices, currency exchange rates and other factors may result in a poorer overall performance for the Fund than if it had not entered into such hedging transactions. The successful utilization of hedging and risk management transactions requires skills that are separate from the skills used in selecting and monitoring investments.

Derivatives and Financial Commitment Transactions. The Fund may invest in derivatives and other assets that are subject to many of the same types of risks related to the use of leverage. In October 2020, the SEC adopted Rule 18f-4 under the 1940 Act that governs the use of derivatives (defined to include any swap, security-based swap, futures contract, forward contract, option or any similar instrument) as well as financial commitment transactions (defined to include reverse repurchase agreements, short sale borrowings and any firm or standby commitment agreement or similar agreement) by BDCs. Under Rule 18f-4, the Fund is required to trade derivatives and other transactions that create future payment or delivery obligations (except reverse repurchase agreements and similar financing transactions) subject to a value-at-risk (“VaR”) leverage limit and certain derivatives risk management program and reporting requirements. Generally, these requirements apply unless the Fund satisfies a “limited derivatives users” exception that is included in Rule 18f-4. Under Rule 18f-4, when the Fund trades reverse repurchase agreements or similar financing transactions, including certain tender option bonds, it needs to aggregate the amount of indebtedness associated with the reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness when calculating the Fund’s asset coverage ratio or treat all such transactions as derivatives transactions. Reverse repurchase agreements or similar financing transactions aggregated with other indebtedness do not need to be included in the calculation of whether the Fund satisfies the limited derivatives users exception, but for funds subject to the VaR testing requirement, reverse repurchase agreements and similar financing transactions must be included for purposes of such testing whether treated as derivatives transactions or not. These requirements may limit the ability of the Fund to use derivatives, short sales, and reverse repurchase agreements and similar financing transactions as part of its investment strategies. These requirements may increase the cost of the Fund’s investments and cost of doing business, which could adversely affect investors.

The Fund has adopted policies and procedures in compliance with Rule 18f-4. The Fund expects to qualify as a “limited derivatives user.” Future legislation or rules may modify how the Fund treats derivatives and other financial arrangements for purposes of the Fund’s compliance with the leverage limitations of the 1940 Act. Future legislation or rules may modify how leverage is calculated under the 1940 Act and, therefore, may increase or decrease the amount of leverage currently available to the Fund under the 1940 Act, which may be materially adverse to the Fund and the Fund’s investors.

Portfolio Company Management. Each portfolio company’s day-to-day operations are the responsibility of such company’s management team. Although the Adviser is responsible for monitoring the performance of each portfolio investment there can be no assurance that the existing management team, or any successor, will be able to successfully operate the portfolio company in accordance with the Fund’s plans. The success of each portfolio company depends in substantial part upon the skill and knowledge of each portfolio company’s management team.

Operating and Financial Risks of Portfolio Companies. Companies in which the Fund invests could deteriorate as a result of, among other factors, an adverse development in their business, a change in the competitive environment, or an economic downturn. As a result, companies which the Fund expects to be stable may operate, or expect to operate, at a loss or have significant variations in operating results, may require substantial additional capital to support their operations or to maintain their competitive position, or may otherwise have a weak financial condition or be experiencing financial distress. In some cases, the success of the Fund’s investment strategy will depend, in part, on the ability of the Fund to restructure and/or effect improvements in the operations of a portfolio company. The activity of identifying and implementing restructuring programs and operating improvements at portfolio companies entails a high degree of uncertainty. There can be no assurance that the Fund will be able to successfully identify and implement such restructuring programs and improvements.

Projections and Third-Party Reports. The Fund will generally make investments based on projections of the operating results of portfolio companies, the market environment and views/assumptions on default rates, recoveries, interest rate movements and technical market factors. Projected operating results will normally be based primarily on the guidance of the company’s management and be justified by the Adviser’s judgments or third-party advice and reports. In all cases, projections are only estimates of future results that are based upon assumptions made at the time that the projections are developed. There can be no assurance that the projected results will be achieved, and actual results may vary significantly from the projections. General economic, natural and other conditions, which are not predictable, can have an adverse impact on the reliability of such projections.

Risks Relating to the Fund’s Investments

Interest Rates. Because the Fund may borrow money to make investments, the Fund’s net investment income will depend, in part, upon the difference between the rate at which the Fund borrows funds and the rate at which the Fund invests those funds. As a result, the Fund can offer no assurance that a significant change in market interest rates will not have a material adverse effect on the Fund’s net investment income.

A reduction in interest rates on new investments relative to interest rates on current investments could have an adverse impact on the Fund’s net investment income. However, an increase in interest rates could decrease the value of any investments which earn fixed interest rates and also could increase the Fund’s interest expense, thereby decreasing the Fund’s net income. Also, an increase in interest rates available to investors could make an investment in Shares less attractive if the Fund is not able to increase its dividend rate, which could reduce the value of the Shares. Further, rising interest rates could also adversely affect the Fund’s performance if such increases cause its borrowing costs to rise at a rate in excess of the rate that the Fund’s investments yield.

Increases in interest rates can make it more expensive to finance the Fund’s investments and to refinance any financing arrangements. In addition, certain financing arrangements of the Fund may provide for adjustments in the loan interest rate along with changes in market interest rates. Therefore, in periods of rising interest rates, to the extent the Fund borrows money subject to a floating interest rate, the Fund’s cost of funds would increase, which could reduce the Fund’s net investment income. Further, rising interest rates could also adversely affect the Fund’s performance if it holds investments with floating interest rates, subject to specified minimum interest rates (such as an applicable reference rate floor), while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may increase the Fund’s interest expense, even though its interest income from investments is not increasing in a corresponding manner as a result of such minimum interest rates.

If general interest rates rise, there is a risk that the portfolio companies in which the Fund holds floating rate securities will be unable to pay escalating interest amounts, which could result in a default under their loan documents with the Fund. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In addition, rising interest rates may increase pressure on the Fund to provide fixed rate loans to the Fund’s portfolio companies, which could adversely affect the Fund’s net investment income, as increases in the Fund’s cost of borrowed funds would not be accompanied by increased interest income from such fixed-rate investments.

Risks Related to Investments in Loans. The Fund invests primarily by making loans, either through primary issuances or in secondary transactions, including potentially on a syndicated basis (i.e., through the use of derivatives, participations or assignments). The value of such loans may be detrimentally affected to the extent a borrower defaults on its obligations. There can be no assurance that the value assigned by the Fund to collateralize an underlying loan can be realized upon liquidation, nor can there be any assurance that any such collateral will retain its value. Furthermore, circumstances could arise (such as in the bankruptcy of a borrower) that could cause the Fund’s security interest in the loan’s collateral to be invalidated. Also, much of the collateral will be subject to restrictions on transfers intended to satisfy securities regulations, which will limit the number of potential purchasers if the Fund intends to liquidate such collateral. The amount realizable with respect to a loan may be detrimentally affected if a guarantor, if any, fails to meet its obligations under a guarantee. Finally, there may be a monetary, as well as a time, cost involved in collecting on defaulted loans and, if applicable, taking possession of various types of collateral.

Investments in Privately Held Companies. The Fund will acquire a significant percentage of its portfolio company investments from privately held companies in directly negotiated transactions. Substantially all of these investments are subject to legal and other restrictions on resale or are otherwise less liquid than exchange-listed securities or other securities for which there is an active trading market. The Fund typically would be unable to exit these investments unless and until the portfolio company has a liquidity event such as a sale, refinancing, or initial public offering.

The illiquidity of the Fund’s investments may make it difficult or impossible for the Fund to sell such investments if the need arises. In addition, if the Fund is required to liquidate all or a portion of its portfolio quickly, the Fund may realize significantly less than the value at which the Fund has previously recorded its investments, which could have a material adverse effect on the Fund’s business, financial condition and results of operations.

Moreover, investments purchased by the Fund that are liquid at the time of purchase may subsequently become illiquid due to events relating to the issuer, market events, economic conditions or investor perceptions.

Investments in Private and Middle-Market Companies. Investments in private and middle-market companies involve a number of significant risks. Generally, little public information exists about these companies, and the Fund will rely on the ability of the Adviser’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If the Adviser is unable to uncover all material information about these companies, it may not make a fully informed investment decision, and the Fund may lose money on its investments. Middle-market companies generally have less predictable operating results and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. Middle-market companies may have limited financial resources, may have difficulty accessing the capital markets to meet future capital needs and may be unable to meet their obligations under their debt securities held by the Fund, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of the Fund realizing any guarantees it may have obtained in connection with its investment. In addition, such companies typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. Additionally, middle-market companies are more likely to depend on the management talents and efforts of a small group of persons. Therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on a portfolio company and, in turn, on the Fund. Middle-market companies also may be parties to litigation and may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence. In addition, the Fund’s executive officers, trustees and the Adviser may, in the ordinary course of business, be named as defendants in litigation arising from the Fund’s investments in the portfolio companies.

Investments in Publicly Traded Companies. The Fund’s investment portfolio may contain securities or instruments issued by publicly held companies. Such investments may subject the Fund to risks that differ in type or degree from those involved with investments in privately held companies. Such risks include, without limitation, greater volatility in the valuation of such companies, increased obligations to disclose information regarding such companies, limitations on the ability of the Fund to dispose of such securities or instruments at certain times, increased likelihood of shareholder litigation against such companies’ board members and increased costs associated with each of the aforementioned risks. Moreover, the Fund may not have the same access to information in connection with investments in public securities, either when investing in a potential investment or after making an investment, as compared to privately negotiated investments. Furthermore, the Fund may be limited in its ability to make investments, and to sell existing investments, in public securities because the Adviser and/or Stone Point may be deemed to have material, non-public information regarding the issuers of those securities or as a result of other internal policies.

Investments in Securitizations, Asset-Backed Securities and other Structured Investments. The Fund may invest in securitizations, which are generally limited recourse obligations payable solely from the underlying assets (“Securitization Assets”) of the issuer or proceeds thereof. Consequently, holders of equity or other securities issued by such securitization vehicles (“Collateralized Securities”) must rely solely on cash flows from the Securitization Assets for payment in respect thereof. The Securitization Assets may include, without limitation, broadly-syndicated leveraged loans, middle-market bank loans, consumer receivables (i.e. credit card receivables, automobile loans, student loans), commercial receivables (i.e. small business loans, equipment leases), mortgages, corporate bonds, mezzanine debt and second-lien leveraged loans, among others, which are subject to liquidity, market value, credit, interest rate, reinvestment and certain other risks. The investment characteristics of Collateralized Securities differ from traditional debt securities. Among the major differences are that interest and principal payments are often made more frequently, for example monthly, and that the outstanding principal can generally be prepaid if the underlying Securitization Assets are repaid faster than scheduled or anticipated.

Asset-backed securities (“ABS”) are backed by pools of wide-ranging assets, including, for example, loans, leases, real property, rental payments, and credit card receivables, automobile receivables and student loans, which represent obligations of numerous different parties and use credit enhancement techniques such as overcollateralization, reserve accounts, letters of credit and preference rights. The value of ABS can be affected by changes in the market’s perception of the underlying assets and the creditworthiness of the servicer for the asset pool or the originator of the assets. Consumer loan ABS in which the Fund may invest can often be backed by unsecured obligations of numerous individuals and the debtors are entitled to the protection of a number of consumer loan laws, many of which give such debtors the right to set off certain amounts, thereby reducing the balance due. Further, consumer protection laws are subject to change. For example, calls for permanent forgiveness of student debt by federal and state governments, and increased review of student loan servicing practices, if enacted, could have an adverse impact on the Fund’s returns in such investments.

In addition, investments in subordinated classes of ABS involve greater credit risk of impairment than senior classes of the same issue or series. Credit risks can also be pronounced in the case of ABS secured by, or evidencing an interest in, a relatively small or less diverse pool of underlying assets. Certain subordinated securities, such as residual certificates or structured equity, absorb all losses from collateral defaults before any other class of securities is at risk, particularly if such securities have been issued with little or no credit enhancement. Such securities, therefore, possess some of the attributes typically associated with equity investments.

Exposure to structured finance securities entails various risks: credit risks, liquidity risks, prepayment risks, interest rate risks, market risks, operations risks, structural risks, geographical concentration risks, basis risks and legal risks. Structured finance securities are also subject to the risk that the servicer fails to perform. Structured finance securities are subject to risks associated with their structure and execution, including the process by which principal and interest payments are allocated and distributed to investors, how credit losses affect the issuing vehicle and the return to investors in such structured finance securities, whether the collateral represents a fixed set of specific assets or accounts, whether the underlying collateral assets are revolving or closed-end, under what terms (including maturity of the structured finance instrument) any remaining balance in the accounts may revert to the issuing entity and the extent to which the entity that is the actual source of the collateral assets is obligated to provide support to the issuing vehicle or to the investors in such structured finance securities.

Investments in the Health Care Sector. The Fund could make investments in the health care sector. Investing in health care companies involves substantial risks, including, but not limited to, the following: limited operating histories and limited experience instituting compliance policies, rapidly changing technologies and the obsolescence of products, change in government policies and governmental investigations, potential litigation alleging negligence, products liability torts, breaches of warranty, intellectual property infringement and other legal theories, extensive and evolving government regulation, disappointing results from preclinical testing, indications of safety concerns, insufficient clinical trial data to support the safety or efficacy of the product candidate, difficulty in obtaining all necessary regulatory approvals in each proposed jurisdiction, inability to manufacture sufficient quantities of the product candidate for development or commercialization in a timely or cost-effective manner, and the fact that, even after regulatory approval has been obtained, the product and its manufacturer are subject to continual regulatory review, and any discovery of previously unknown problems with the product or the manufacturer could result in restrictions or recalls. Each of these risks could have a material adverse effect on the direct and indirect investments of the Fund.

Foreign Investments. The Fund will accept subscriptions and will maintain books and records in U.S. dollars although the Fund may invest a portion of capital outside of the United States (and in various foreign currencies). Investment in foreign securities involves certain factors not typically associated with investing in U.S. securities, including risks relating to: (i) currency exchange matters, including fluctuations in the rate of exchange between the dollar and the various foreign currencies in which the Fund’s foreign investments are denominated, and costs associated with conversion of investment principal and income from one currency into another; (ii) differences between the U.S. and foreign securities markets, including potential price volatility in and relative liquidity of some foreign securities markets, the absence of uniform accounting, auditing and financial reporting standards, practices and disclosure requirements and less government supervision and regulation; (iii) certain economic, social and political risks, including potential exchange control regulations and restrictions on foreign investment and repatriation of capital, the risks of political, economic or social instability and the possibility of expropriation or confiscatory taxation; and (iv) the possible requirement of financing and structuring alternatives and exit strategies that differ substantially from those commonly used in the United States. In addition, the Fund and the shareholders could become subject to additional or unforeseen taxation in foreign jurisdictions in which the Fund invests, and changes to taxation treaties (or their interpretation) between the jurisdiction of a shareholder and the countries in which the Fund invests may adversely affect the tax treatment of such shareholder. The foregoing factors may increase transaction costs and adversely impact the value of the Fund’s investments in non-U.S. portfolio companies.

Difficulties Upon Exit. The Fund’s investments are subject to various risks, particularly the risk that the Fund will be unable to realize its investment objectives by sale or other disposition at attractive prices or be unable to complete any exit strategy. Dispositions of investments may be subject to contractual and other limitations on transfer or other restrictions that would interfere with subsequent sales of such investments or adversely affect the terms that could be obtained upon any disposition thereof. There can be no assurance that a public market will develop for any of the Fund’s investments or that the Fund will otherwise be able to realize such investments. Therefore, there can be no assurance that the Fund will realize net profits or achieve returns commensurate with the risks associated with the investments, or that the Fund will not experience losses in its investments, which may be substantial.

Risks of Investing in a Credit Vehicle. In addition to the foregoing risks, investing in the Fund presents certain risks, including, but not limited to, risks associated with credit, investments in loans, “higher-yielding” debt securities, stressed and distressed investments, investments in public companies, credit ratings, prepayment, and interest rates.

The Fund has a very broad mandate with respect to the type and nature of securities in which it may invest. While some of the loans in which the Fund will invest may be secured, the Fund may also invest in debt or preferred equity securities that are either unsecured or subordinated to substantial amounts of senior indebtedness, or a significant portion of which may be unsecured. In such instances, the ability of the Fund to influence a portfolio company’s affairs, especially during periods of financial distress or following an insolvency, is likely to be substantially less than that of senior creditors. For example, under terms of subordination agreements, senior creditors are typically able to block the acceleration of the debt or other exercises by the Fund of its rights as a creditor. Accordingly, the Fund may not be able to take the steps necessary to protect its investments in a timely manner or at all. In addition, the debt securities in which the Fund will invest may not be protected by financial covenants or limitations upon additional indebtedness, may have limited liquidity and may not be rated by a credit rating agency.

Credit Risk. One of the fundamental risks associated with investments by the Fund is credit risk, which is the risk that an issuer will be unable to make principal and interest payments on its outstanding debt obligations when due. The return to shareholders would be adversely impacted if an issuer of debt in which the Fund invests becomes unable to make such payments when due. Although the Fund may make investments that are believed to be secured by specific collateral, the value of which may initially exceed the principal amount of such investments or the fair value of such investments, there can be no assurance that the liquidation of any such collateral would satisfy the borrower’s obligation in the event of non-payment of scheduled interest or principal payments with respect to such investment, or that such collateral could be readily liquidated. The Fund may also invest in unsecured loans, which involves a higher degree of risk than senior secured loans. Furthermore, the Fund’s right to payment and its security interest, if any, may be subordinated to the payment rights and security interests of a senior lender, to the extent applicable. Certain of these investments may have an interest-only payment schedule, with the principal amount remaining outstanding and at risk until the maturity of the investment. In addition, loans may provide for payments-in-kind, which have a similar effect of deferring current cash payments. In such cases, a portfolio company’s ability to repay the principal of an investment may depend on a liquidity event or the long-term success of the company, the occurrence of which is uncertain.

With respect to the Fund’s investments in any number of credit products, if the borrower or issuer breaches any of the covenants or restrictions under the credit agreement that governs loans of such issuer or borrower, it could result in a default under the applicable indebtedness as well as the indebtedness held by the Fund. Such default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. This could result in an impairment or loss of the Fund’s investment or a pre-payment (in whole or in part) of the Fund’s investment.

Similarly, while the Fund generally targets investing in companies it believes are of high quality, these companies could still present a high degree of business and credit risk. Companies in which the Fund invests could deteriorate as a result of, among other factors, an adverse development in their business, a change in the competitive environment or the continuation or worsening of the current (or any future) economic and financial market downturns and dislocations. As a result, companies that the Fund expected to be stable or improve may operate, or expect to operate, at a loss or have significant variations in operating results, may require substantial additional capital to support their operations or maintain their competitive position, or may otherwise have a weak financial condition or experience financial distress. In addition, exogenous factors such as fluctuations of the equity markets also could result in warrants and other equity securities or instruments owned by the Fund becoming worthless.

Risks Related to Loan Prepayments. The loans in the Fund’s investment portfolio generally may be prepaid at any time, mostly with little advance notice. Whether a loan is prepaid will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that allow such company the ability to replace existing financing with less expensive capital. As market conditions change, the Fund does not know when, and if, prepayment may be possible for each portfolio company. In some cases, the prepayment of a loan may reduce the Fund’s achievable yield if the capital returned cannot be invested in transactions with equal or greater expected yields, which could have a material adverse effect on the Fund’s business, financial condition and results of operations.

Risks Associated with Covenant-Lite Loans. A significant number of leveraged loans in the market may consist of loans that either have no financial maintenance covenants or have financial maintenance covenants that apply to a revolving credit facility, as applicable (“Covenant-Lite Loans”). While the Fund does not intend to invest in Covenant-Lite Loans as part of its principal investment strategy, it is possible that such loans may comprise a portion of the Fund’s portfolio. Such loans do not require the borrower to maintain debt service or other financial ratios. Ownership of Covenant-Lite Loans may expose the Fund to different risks, including with respect to liquidity, price volatility, ability to restructure loans, credit risks and less protective loan documentation than is the case with loans that also contain financial maintenance covenants.

Potential Material and Adverse Effects of Market Conditions on Debt and Equity Capital Markets. From time to time, capital markets may experience periods of disruption and instability. For example, from 2008 to 2009, the global capital markets were unstable as evidenced by the lack of liquidity in the debt capital markets, significant write-offs in the financial services industry, the repricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the U.S. federal government and various foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While market conditions have improved from the beginning of the disruption, there have been recent periods of volatility, such as during the coronavirus pandemic (“COVID-19”), and there can be no assurance that adverse market conditions will not repeat themselves in the future. If these adverse and volatile market conditions continue, the Fund and other companies in the financial services industry may have to access, if available, alternative markets for debt and equity capital in order to grow. Equity capital may be particularly difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, the Fund is generally not able to issue additional Shares at a price less than NAV per share without first obtaining approval for such issuance from shareholders and the Fund’s Independent Trustees.

Moreover, the re-appearance of market conditions similar to those experienced from 2008 through 2009 for any substantial length of time could make it difficult for the Fund to borrow money or to extend the maturity of or refinance any indebtedness the Fund may have under similar terms and any failure to do so could have a material adverse effect on the Fund’s business. The debt capital that will be available to the Fund in the future, if any, may be at a higher cost and on less favorable terms and conditions than what the Fund is currently able to access. If the Fund is unable to raise or refinance debt, the Fund may be limited in its ability to make new commitments or to fund existing commitments to its portfolio companies.

Given the extreme volatility and dislocation in the capital markets over the past several years, many BDCs have faced, and may in the future face, a challenging environment in which to raise or access capital. In addition, significant changes in the capital markets, including the extreme volatility and disruption over the past several years, has had, and may in the future have, a negative effect on the valuations of the Fund’s investments and on the potential for liquidity events involving these investments.

As a BDC, the Fund needs the ability to raise additional capital for investment purposes on an ongoing basis. Without sufficient access to the capital markets, the Fund may be forced to curtail business operations or may not be able to pursue new investment opportunities. An inability to raise capital or access debt financing could negatively affect the Fund’s business, inhibit the Fund’s ability to scale operations, and lead to an increase in operating expenses as a percentage of the Fund’s net assets. Disruptive conditions in the financial industry and any new legislation in response to those conditions could restrict the Fund’s business operations and could adversely impact the Fund’s results of operations and financial condition.

Use of Expert Networks and Data Analytics. In connection with the evaluation of potential investment opportunities, the Adviser engages expert networks and uses data analytics, including data provided by third-party vendors. The Adviser seeks to avoid inadvertently obtaining confidential information from expert networks and data analytics and has therefore implemented policies and procedures to mitigate the risk that the use of expert networks (in the case of Stone Point Credit) or data analytics could result in the receipt of confidential information by investment professionals. However, because the Adviser’s business operates on an integrated platform without information barriers, if such controls fail and an investment professional obtains material nonpublic information, the Adviser could be restricted in acquiring or disposing of investments on behalf of the Fund, which could impact the returns generated for the Fund.

Risks Related to Warehousing Transactions.

The Fund may enter into one or more warehousing transactions. The Fund may not be able to consummate or realize the anticipated benefits from any such warehousing transaction. Under certain warehousing transactions, the Fund may agree to purchase assets from a warehouse provider at prices based on cost plus adjustments designed to give such warehousing provider the economic benefits of accrued but unpaid interest and structuring fees and original issue discount, while such warehouse provider holds the assets. As a result, the Fund generally will not receive any benefit of holding the investments in a warehouse until it has acquired such assets from such warehouse provider, and certain benefits of the acquisition of the assets (such as discounted purchase prices resulting from structuring fees or original issue discount), may have deteriorated by the time it acquires the assets.

Purchases of assets from a warehouse provider will be at prices determined under the warehousing transaction which may differ from the assets’ market prices at the time of such purchase. As a result, the Fund may pay more or less than the current market value of such assets when the Fund acquires them. The Fund may be required to purchase such assets even if they are in default. Certain warehousing agreements may also provide the Fund with options to purchase certain assets at fair market value at the time of purchase, although a warehouse provider could retain the option to reject any purchase offers from the Fund and retain such assets.

The Fund may not be able to raise sufficient funds to purchase all of the assets in a warehouse. In that case, the Fund will be obligated to, or to cause an affiliate to, assume management of such assets on behalf of the warehouse provider (including by transferring such assets to a different fund vehicle) and to cause the terms governing such fund vehicle to be substantially similar to fund vehicles of the same type that warehouse provider has invested in with the Fund or such affiliate, with economics more favorable to or substantially similar to the economics that the warehouse provider would have paid to the Fund as an investor in the Fund on an aggregate basis. Additionally, even if the Fund has sufficient funds to purchase the assets in a warehouse, it may not have sufficient funds to make other investments. The Fund may also borrow to obtain funds necessary to purchase assets from a warehouse.

General Risk Factors

Market Risks. General economic conditions may affect the Fund’s activities. Interest rates, the price of securities and participation by other investors in the financial markets may also affect the value of securities purchased by and the number of investments made by the Fund.

Inflation Risks. The Fund’s investments are subject to inflation risk, which is the risk that the real value of assets or income from investments will be less in the future as inflation decreases the purchasing power and value of money (i.e., as inflation increases, the real value of the Fund’s assets can decline as can the purchasing power of the Fund’s distributions). Inflation rates may change frequently and significantly as a result of various factors, including unexpected shifts in the U.S. or global economy and changes in monetary or economic policies (or expectations that these policies may change). Typically, as inflation rises, a portfolio company will earn more revenue but also will incur higher expenses; as inflation declines, a portfolio company might be unable to reduce expenses in line with any resulting reduction in revenue. A rise in real interest rates would likely result in higher financing costs for portfolio companies and could therefore result in a reduction in the amount of cash available for distribution to investors or the value of the portfolio company. If a portfolio company is unable to increase its revenue or pass any increases in its costs along to its customers during times of higher inflation, its profitability and its ability to pay interest and principal on its loans could be adversely affected, particularly if interest rates rise in response to increases in inflation rates.

Economic and Political Environment. Turmoil such as that recently experienced by the U.S. and global financial markets illustrates the risk that the financial markets can experience uncertainty, volatility and instability, potentially for protracted periods of time. Global financial markets have experienced considerable and prolonged declines in the valuations of equity and debt securities and periodic acute contractions in the availability of credit. There can be no assurances that conditions in the U.S. or global financial markets will not worsen and/or adversely affect one or more of the Fund’s portfolio companies (including with respect to performing under or refinancing their existing obligations), its access to capital or leverage, its ability to effectively deploy its capital or realize investments on favorable terms or its overall performance. The Fund’s investment strategy and the availability of opportunities satisfying the Fund’s risk-adjusted return parameters. The implementation of the investment activities of the Fund relies in part on the continuation of certain trends and conditions observed in the financial markets and in some cases the improvement of such conditions. Trends and historical events do not imply, forecast or predict future events and, in any event, past performance is not necessarily indicative of future results. There can be no assurance that the assumptions made or the beliefs and expectations currently held by Stone Point will prove correct and actual events and circumstances may vary significantly.

The activities of the Fund could be materially adversely affected by the instability in the U.S. and/or global financial markets and supply chains and/or changes in market, economic, political, and/or regulatory conditions, as well as by numerous other factors outside the control of the Fund, the investors in the Fund and their respective affiliates.

Many of the portfolio companies in which the Fund makes investments could be susceptible to economic slowdowns or recessions and could be unable to meet their debt obligations during these periods. Therefore, non-performing assets may increase, and the value of the Fund’s portfolio may decrease during these periods as the Fund is required to record the investments at their current fair value. Adverse economic conditions could also decrease the value of the collateral securing some of the loans in the Fund’s portfolio and the value of its equity investments. Economic slowdowns or recessions could lead to financial losses in the Fund’s portfolio and a decrease in revenues, net income, and assets. Unfavorable economic conditions also could increase portfolio companies’ funding costs, limit portfolio companies’ access to the capital markets or result in a decision by lenders not to extend credit to such portfolio company. These events could prevent the Fund from making more investments that it otherwise would have made and harm the Fund’s operating results.

A portfolio company’s failure to satisfy financial or operating covenants under its debt agreements could lead to defaults and, potentially, acceleration of the time when the loans are due and eventual foreclosure on its assets to repay its debts, which could itself trigger cross-defaults under other agreements and ultimately jeopardize the portfolio company’s ability to repay the debt investment that the Fund holds. The Fund may incur additional expenses to the extent necessary to seek recovery in these scenarios or to negotiate new terms with a defaulting portfolio company. In addition, if one of the portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which the Fund will actually provide significant managerial assistance to that portfolio company, a bankruptcy court might subordinate all or a portion of the Fund’s claim to that of other creditors.

Public Health Emergencies. Any public health emergency, including any outbreak of COVID-19, SARS, H1N1/09 flu, avian flu, other coronavirus, Ebola or other existing or new epidemic diseases, or the threat thereof, could adversely impact global commercial activity and contribute to significant volatility in certain equity, debt, derivative, and commodities markets. Such outbreaks could negatively impact the Fund and its portfolio companies and could meaningfully affect the Fund’s ability to fulfill its investment objectives. In addition to these developments potentially having adverse consequences for certain portfolio companies and other issuers in or through which the Fund invests and the value of the Fund’s investments therein, the operations of Stone Point (including those relating to the Stone Point investment professionals) could be disrupted if any of its or its affiliates’ key personnel contracts COVID-19 and/or any other infectious disease. Any of the foregoing events could materially and adversely affect the Fund’s ability to source, manage and divest its investments and its ability to fulfill its investment objectives. Similar consequences could arise with respect to other comparable infectious diseases. The impact of a public health crisis, such as COVID-19 (or any future pandemic, epidemic or other similar outbreak of a contagious disease), is difficult to predict, which presents material uncertainty and risk with respect to the performance of the Fund.

Russo-Ukrainian Conflict. Instability within Eastern Europe, particularly the commencement of open hostilities between the Ukraine and Russia may have an adverse impact on the Fund. On February 21, 2022, the Russian Federation recognized the sovereignty of the “Donetsk People’s Republic” and “Luhansk People’s Republic” in the Donbas region of Eastern Ukraine. Shortly thereafter, tension has increased with the Russian Federation advancing troops and commencing large scale military operations in the Ukraine. The United States, the UK and the EU have imposed a series of sanctions against certain financial institutions, businesses, key members and personnel associated with the Russian Federation. It is currently unclear what the outcome and impact will be of (a) the military activities and encroachment by the Russian Federation in the Ukraine and (b) the sanctions that have been imposed against key members and personnel of the Russian Federation, however, it is possible that the escalation of hostilities between the Russian Federation, the Ukraine, NATO member states and other states and the imposition of further economic sanctions may have an adverse impact on European and global markets and result in political and economic instability, increased sanctions, reduced investment activities and adverse effects on economies generally. It is currently unclear whether such open hostilities may spread to other geographies beyond the current conflict region and any such geopolitical and economic ramifications may, in turn, have an impact on the ability of the Fund to achieve its investment objectives. Sanctions from the United States, the UK and the EU and potential counter sanctions from Russia may affect prospective market counterparties of the Fund. Capital markets may be impacted and international investors may seek to move capital to other regions.

Israel-Gaza Conflict. The assault on Israel by Hamas (the Islamic terrorist group that controls the Palestinian territory of Gaza) in early October 2023 and Israel’s subsequent declaration of war against Hamas may have severe adverse effects on regional and global economic markets. The war between Hamas and Israel and the varying involvement of the United States or other countries, as well as political and civil unrest related to the foregoing, makes it difficult to predict the conflict’s impact on global economic and market conditions and, as a result, the situation presents material uncertainty and risk with respect to the Fund and the performance of its investments or operations, and the ability of the Fund to achieve its investment objectives.

Risk of Conflicts. Recently, various countries have seen significant internal conflicts and, in some cases, civil wars may have had an adverse impact on the securities markets of the countries concerned. In addition, the occurrence of new disturbances due to acts of war or terrorism or other political developments cannot be excluded. Apparently stable systems may experience periods of disruption or improbable reversals of policy. Nationalization, expropriation or confiscatory taxation, currency blockage, political changes, government regulation, political, regulatory or social instability or uncertainty or diplomatic developments, including the imposition of sanctions or other similar measures, could adversely affect the Fund’s investments. The transformation from a centrally planned, socialist economy to a more market oriented economy has also resulted in many economic and social disruptions and distortions. Moreover, there can be no assurance that the economic, regulatory and political initiatives necessary to achieve and sustain such a transformation will continue or, if such initiatives continue and are sustained, that they will be successful or that such initiatives will continue to benefit foreign (or non-national) investors. Certain instruments, such as inflation index instruments, may depend upon measures compiled by governments (or entities under their influence) which are also the obligors.

Recent examples of the above include conflict, loss of life and disaster connected to ongoing armed conflict between Russia and Ukraine in Europe and Hamas and Israel in the Middle East, and an example of a country undergoing transformation is Venezuela. The extent, duration and impact of these conflicts, related sanctions and retaliatory actions are difficult to ascertain, but could be significant and have severe adverse effects on the region, including significant adverse effects on the regional or global economies and the markets for certain securities and commodities. These impacts could negatively affect the Fund’s investments in securities and instruments that are economically tied to the applicable region, and include (but are not limited to) declines in value and reductions in liquidity. In addition, to the extent new sanctions are imposed or previously relaxed sanctions are reimposed (including with respect to countries undergoing transformation), complying with such restrictions may prevent the Fund from pursuing certain investments, cause delays or other impediments with respect to consummating such investments or divestments, require divestment or freezing of investments on unfavorable terms, render divestment of underperforming investments impracticable, negatively impact the Fund’s ability to achieve its investment objective, prevent the Fund from receiving payments otherwise due it, increase diligence and other similar costs to the Fund, render valuation of affected investments challenging, or require the Fund to consummate an investment on terms that are less advantageous than would be the case absent such restrictions. Any of these outcomes could adversely affect the Fund’s performance with respect to such investments, and thus the Fund’s performance as a whole.

UK’s Exit from the EU. Brexit led to volatility in global financial markets, and in particular in the markets of the UK and across Europe, and may also lead to weakening in consumer, corporate and financial confidence in the UK and Europe. Following the UK’s withdrawal from the EU, the UK and the EU entered into a free trade agreement on January 1, 2021, to govern their future relationship on a number of areas (the “Treaty”). Although the EU and the UK agreed to the Treaty, trade in goods and services between the UK and the EU may be disrupted through the imposition of new customs checks and processes at the border. The UK’s departure from the customs union and the single market has rendered its access to EU markets significantly more restricted than had previously been the case.

The Treaty does not cover the UK’s future relationship with the EU on financial services. The EU and the UK have agreed on a memorandum of understanding establishing a framework for regulatory cooperation in financial services, which does not include a new framework for mutual market access. While some EU directives contemplate access to EU markets by financial services firms established in countries deemed to have equivalent standards, even if UK domestic law continues to be equivalent to EU law (which is not guaranteed), there is no certainty that the EU will facilitate equivalence decisions. Where the EU makes such equivalence decisions, it could unilaterally revoke them at short notice.

Notwithstanding the foregoing, the longer term economic, legal, political and social framework to be put in place between the UK and the EU are likely to lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the UK and in wider European markets for some time.

Data Privacy Regulation. The U.S. is in a period of active adoption and/or consideration of additional data privacy and cybersecurity laws. These include the California Consumer Privacy Act, effective since January 1, 2020, as amended by the California Privacy Rights Act, effective January 1, 2023 (the “CCPA”); the Virginia Consumer Data Privacy Act, enacted in 2021 and effective January 1, 2023; the New York SHIELD Act, aspects of which took effect on October 23, 2019 and March 21, 2020, respectively; a range of additional laws in effect in states, including Colorado, Connecticut, and Delaware, as well as a range of proposed additional laws in other states; and a range of proposed additional laws at the federal level. The cumulative effects of the CCPA and other recently adopted laws and active enforcement of existing privacy and consumer protection laws by the Federal Trade Commission and various state attorneys general– and the likely effect of additional laws that might be enacted – include an increased ability of individuals, relative to companies, to control the use of their personal information; increased obligations of companies to maintain the security of personal information; and increased exposure to fines or damages for companies that do not accord individuals their specified privacy rights, that experience data breaches, or that do not maintain reasonable security safeguards, procedures, and practices. Companies may also be subject to purported class action and other litigation claims based on alleged violations of privacy laws. Stone Point will endeavor to maintain systems that promote compliance with applicable laws, but there can be no assurance that these systems will be effective in mitigating the business impact of individuals’ increased privacy rights or in ensuring compliance with such laws. In the event of fines or damages due to noncompliance or alleged noncompliance with such data privacy and cybersecurity laws, or related expenses such as the cost of investigation or legal defense, there will be a business impact on the Fund.

Artificial Intelligence. Artificial intelligence, including machine learning and similar tools and technologies that collect, aggregate, analyze or generate data or other materials (collectively, “AI”), and its current and potential future applications including in the private investment and financial industries, as well as the legal and regulatory frameworks within which AI operates, continue to rapidly evolve. While Stone Point does not use AI at this time to make investment recommendations, the use of AI could exacerbate or create new and unpredictable risks to Stone Point’s business, including by potentially significantly disrupting the markets in which the Fund operates or subjecting Stone Point and the Fund to increased competition and regulation, which could materially and adversely affect business, financial condition or results of operations of Stone Point and the Fund. In addition, the use of AI by bad actors could heighten the sophistication and effectiveness of cyber and security attacks experienced by Stone Point.

Sanctions Laws. Economic sanction laws in the United States and other jurisdictions prohibit Stone Point and the Fund from transacting with certain countries, individuals, and companies. In the United States, the U.S. Department of the Treasury’s Office of Foreign Assets Control administers and enforces laws, Executive Orders and regulations establishing U.S. economic and trade sanctions, which prohibit, among other things, transactions with, and the provision of services to, certain foreign countries, territories, entities, and individuals. These types of trade sanctions significantly restrict or completely prohibit certain investment activities in regions outside the United States, and if the Fund or its portfolio companies were to violate any such laws or regulations, it could face significant legal and monetary penalties. Some of these regulations provide that penalties can be imposed on Stone Point and the Fund for the conduct of a portfolio company, even if such person has not violated any regulation.

Terrorism, Natural Disasters and Major Events. The threats of terrorist strikes, and the fear of prolonged global conflict have exacerbated volatility in the financial markets and caused consumer, corporate and financial confidence to weaken, increasing the risk of a “self-reinforcing” economic downturn. While new opportunities for investments in portfolio companies may arise in the insurance and reinsurance industries as a result of catastrophic events and financial market problems, the climate of uncertainty may have an adverse effect upon the portfolio companies in which the Fund makes investments. Economic and political uncertainty also increases the difficulty of modeling market conditions, which may reduce the accuracy of Stone Point Credit’s financial projections. The performance of the portfolio companies in which the Fund makes investments may be affected by additional catastrophic events.

The performance of the portfolio companies in which the Fund invests may be affected by additional catastrophic events. A major disruption to the operations of the Fund and the portfolio companies in which the Fund invests as a result of force majeure events (including, without limitation, severe weather, earthquakes, landslides or other natural disasters, strikes or war or the outbreak of disease epidemics or pandemics or any other serious public health concern, war, terrorism, labor strikes, major plant breakdowns, pipeline or electricity line ruptures, failure of technology, defective design and construction, accidents, demographic changes, government macroeconomic policies, social instability, etc.) may cause the Fund or its portfolio companies to suffer losses due to damage to the Fund or its portfolio companies’ operations as a result of any of the foregoing.

Banking Sector and Financial Markets Instability.

While there have been no recent high-profile U.S. or European bank failures, it is possible that instability in the banking sector could return, resulting in (among other things) the loss of uninsured deposits by private funds, their investors, their portfolio companies and/or their counterparties. Such losses, or even concerns about the potential for such losses, could result in significant impairment of the ability of any of the foregoing parties to effectively operate, resulting in potentially material and adverse effects on the Fund and its investments. Instability may also result in a deterioration in the broader global financial markets, resulting in declines in equity, debt and other asset prices together with other (potentially unexpected) adverse impacts, all of which could have a material and adverse effect on the Fund, its investments and their operations beyond the impacts specifically associated with bank failures.

In addition, bank failures could result in the adoption of new and/or different regulations affecting the banking sector and potentially the financial sector more generally. For example, federal banking regulators have recently proposed rules surrounding capital, long term debt and resolution planning, each referencing the bank failures in their releases. Although such regulations (if adopted) could result in greater stability of the financial system, the actual impact of any such regulations on financial markets and their participants is unknown, and it is possible that any such regulations could adversely impact the Fund, and its operations and investments.

Item 1B.     Unresolved Staff Comments

None.

Item 1C.     Cybersecurity

Cybersecurity

The Fund has processes in place to assess, identify, and manage material risks from cybersecurity threats. The Fund’s business is dependent on the communications and information systems of the Adviser and other third-party service providers. The Adviser manages the Fund’s day-to-day operations and has implemented a cybersecurity program that applies to the Fund and its operations.

Cybersecurity Program Overview

The Adviser has instituted a cybersecurity program designed to identify, assess, and mitigate cyber risks applicable to the Fund. The cyber risk management program involves risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks on which the Fund relies. The Adviser actively monitors the current threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats, including material risks faced by the Fund.

The Fund relies on the Adviser to engage external experts, including cybersecurity assessors, consultants, and auditors to evaluate cybersecurity measures and risk management processes, including those applicable to the Fund.

The Fund relies on the Adviser’s risk management program and processes, which include cyber risk assessments.

The Fund depends on and engages various third parties, including suppliers, vendors, and service providers, to operate its business. The Fund relies on the expertise of information technology, legal and compliance personnel of the Adviser when identifying and overseeing risks from cybersecurity threats associated with our use of such entities.

Board Oversight of Cybersecurity Risks

The Board provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. The Board receives periodic updates from the Fund’s Chief Compliance Officer and Adviser’s Director of IT regarding the overall state of the Adviser’s cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and any cybersecurity incidents impacting the Fund.

Management’s Role in Cybersecurity Risk Management

The Adviser’s Director of IT and internal cybersecurity team are responsible for the cybersecurity program applicable to the Fund (including enterprise-wide cybersecurity strategy, policies, standards, engineering, architecture, and processes), and along with the Fund’s Chief Compliance Officer, are responsible for assessing and managing material risks from cybersecurity threats that impact the Fund. The Adviser’s Director of IT has 25 years of experience advising on and managing risks from cybersecurity. The Adviser’s Director of IT works closely Fund management to administrator, assess, discuss, and prioritize the Fund’s cybersecurity efforts. The Fund’s Chief Compliance Officer oversees the Fund’s oversight function generally and relies on the Adviser’s Director of IT to assist with assessing and managing material risks from cybersecurity threats. The Fund’s Chief Compliance Officer has been responsible for this oversight function as Chief Compliance Officer to the Fund since his appointment and has worked in the financial services industry for more than 15 years, during which time the Chief Compliance Officer has gained expertise in assessing and managing risk applicable to the Fund.

The Fund’s management is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting the Fund, including through the receipt of notifications from service providers and reliance on communications with information technology, legal and compliance personnel of the Adviser.

Assessment of Cybersecurity Risk

The potential impact of risks from cybersecurity threats on the Fund are assessed on an ongoing basis, and how such risks could materially affect the Fund’s business strategy, operational results, and financial condition are regularly evaluated as part of the Adviser’s program. During the reporting period, the Fund has not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Fund believes have materially affected, or are reasonably likely to materially affect, the Fund, including its business strategy, operational results, and financial condition.

Item 2.     Properties

The Fund does not own any real estate or other properties materially important to the Fund’s operation or any of the Fund’s subsidiaries. The Fund’s executive offices are located at 20 Horseneck Lane, Greenwich, Connecticut 06830. The Fund believes that its current office facilities are adequate to meet the Fund’s needs.

Item 3.      Legal Proceedings

Neither we nor the Adviser are currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us or the Adviser. From time to time, we or the Adviser may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of these legal or regulatory proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 4.      Mine Safety Disclosures

Not applicable.

PART II.

Item 5.      Market Price of and Dividends on the Registrant’s Common Equity and Related Shareholder Matters

Market Information

The Fund’s Shares have not been registered under the Securities Act or the securities laws of any other jurisdiction. Accordingly, the Fund is offering the Shares only (1) to “accredited investors” (as defined under the Securities Act) and (2) to non-U.S. persons outside the United States in compliance with Regulation S under the Securities Act, in reliance upon exemptions from the registration requirements of the Securities Act.

Each purchaser of the Fund’s Shares is required to complete and deliver to the Fund, prior to the acceptance of any order, a subscription agreement substantiating the purchaser’s investor status and including other limitations on resales and transfers of the Fund’s Shares.

The Shares may not be transferred unless (i) (A) the Fund provides its prior written consent, (B) the transferee is an affiliate of the transferor or (C) the transferee can demonstrate to the Fund that such transfer is necessary to comply with regulatory requirements arising under U.S. banking laws, and (ii) such Shares are registered under the Securities Act and under any other applicable securities laws or an exemption from such registration thereunder is available. The Fund’s Shares may not be sold without the prior written consent of the Fund and unless such Shares are registered under the Securities Act and under any other applicable securities laws or an exemption from such registration thereunder is available. The Shares are not currently listed on an exchange, and the Fund does not expect there to be a public market for the Shares. Repurchases of Shares by the Fund, if any, are expected to be limited. An investment in the Fund may not be suitable for investors who may need the money they invest in a specified time frame.

While the Fund does not intend to unreasonably withhold its prior written consent to transfers by the Fund’s shareholders, the Fund may withhold its consent if any such transfer would have adverse tax, regulatory or other consequences. Additionally, to the extent the Fund approves any transfers or the foregoing restriction lapses, investors will be subject to restrictions on resale and transfer associated with securities sold pursuant to Regulation D, Regulation S and other exemptions from registration under the Securities Act. Unless and until the Fund’s Shares were to become registered under the Securities Act, they may be transferred only in transactions that are exempt from registration under the Securities Act and the applicable securities laws of other jurisdictions.

Any transfers of the Fund’s Shares in violation of the foregoing provisions will be void, and any intended recipient of the Fund’s Shares will acquire no rights in such shares and will not be treated as a shareholder for any purpose.

Shareholders

As of March 26, 2025, there were 91 holders of record of Shares.

Valuation of Portfolio Securities

In accordance with Rule 2a-5 under the 1940 Act, the Board has designated the Adviser as the Fund’s “Valuation Designee.” The Adviser, with the assistance of the Valuation Committee, subject to oversight by the Board, is responsible for determining the fair value of the Fund’s investments in instances where there is no readily available market value. Investments for which market quotations are readily available may be priced by independent pricing services. From time to time, the Fund retains an external, independent valuation firm to provide data and valuation analyses on the Fund’s portfolio companies.

The Fund’s investment portfolio will be recorded at fair value as determined in good faith in accordance with procedures established by the Board (the “Valuation Policy”) and, as a result, there is and will be uncertainty as to the value of the Fund’s portfolio investments. Under the 1940 Act, the Fund is required to carry its portfolio investments at market value or, if there is no readily available market value, at fair value as determined in accordance with procedures established by the Board. There is not a public market or active secondary market for many of the types of investments in privately held companies that the Fund intends to hold and make. The Fund’s investments may not be publicly traded or actively traded on a secondary market but, instead, may be traded on a privately negotiated over-the-counter secondary market for institutional investors, if at all. As a result, these investments are valued quarterly at fair value as determined in good faith in accordance with the Valuation Policy approved by the Board.

The determination of fair value, and thus the amount of unrealized appreciation or depreciation the Fund may recognize in any reporting period, is to a degree subjective, and the Adviser has a conflict of interest in making fair value determinations. The types of factors that may be considered in determining the fair values of the Fund’s investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, current market interest rates, precedent transactions and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The determinations of fair value in accordance with the Valuation Policy approved by the Board may differ materially from the values that would have been used if an active market and market quotations existed for such investments. The Fund’s NAV could be adversely affected if the determinations regarding the fair value of the investments were materially higher than the values that the Fund ultimately realizes upon the disposal of such investments.

Dividends

The Fund intends to pay monthly distributions to the Fund’s shareholders out of assets legally available for distribution. The Fund intends to elect to be treated, and intends to qualify annually thereafter, to be subject to tax as a RIC under Subchapter M of the Code. To obtain and maintain the Fund’s ability to be subject to tax as a RIC, the Fund must, among other things, timely distribute to the Fund’s shareholders at least 90% of the Fund’s investment company taxable income for each taxable year. Please refer to “Item 1. Business – Material U.S. Federal Income Tax Consequences” for further information.

The Fund has adopted an “opt-out” DRIP, under which a shareholder’s distributions would automatically be reinvested under the DRIP for additional whole and fractional Shares, unless the shareholder “opts out” of the DRIP, thereby electing to receive cash distributions. Please refer to “Item 1. Business – Distributions; Dividend Reinvestment Plan” for further information.

Reports to Shareholders

We plan to furnish our Shareholders with an annual report for each fiscal year ending December 31 containing financial statements audited by our independent public accounting firm. Additionally, we intend to continue to comply with the periodic reporting requirements of the Exchange Act.

Unregistered Sales of Equity Securities

Except as previously reported by the Fund on its current reports on Form 8-K, the Fund did not sell any securities during the period covered by this Annual Report that were not registered under the Securities Act.

Item 6.      Reserved.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. Unless indicated otherwise, the “Fund,” “we,” “us,” and “our” refer to Stone Point Credit Income Fund, and the “Adviser” refers to Stone Point Credit Income Adviser LLC, an affiliate of Stone Point Capital LLC (“Stone Point Capital”) (together with the Adviser and their other affiliates, collectively, “Stone Point”).

Overview

The Fund was formed as a statutory trust under the laws of the State of Delaware on June 24, 2024. The Fund has elected to be treated as a BDC under the 1940 Act, and intends to elect to be treated, and intends to qualify annually thereafter, as a RIC under Subchapter M of the Code. As such, the Fund will be required to comply with various regulatory requirements, such as the requirement to invest at least 70% of the Fund’s assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of the Fund’s taxable income and tax-exempt interest.

As of December 31, 2024, the Fund has called equity capital in the amount of $1,000. See “Subscriptions and Drawdowns” under “Financial Condition, Liquidity and Capital Resources” below for further details. Management anticipates calling additional equity capital for investment purposes through drawdowns in respect of capital commitments made by investors pursuant to Private Offerings.

Investment Objective and Strategy

The Fund’s investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Under normal market conditions, the Fund generally invests at least 80% of its total assets (net assets plus borrowings for investment purposes) in private credit investments (loans, bonds and other credit instruments that are issued in private offerings or issued by private companies) (the “80% Policy”). If the Fund changes the 80% Policy, the Fund will provide shareholders with at least 60 days’ notice of such change. Under normal circumstances, the Fund expects that the majority of its portfolio will be in privately originated and privately negotiated investments, predominantly direct lending to U.S. private companies through private credit.

The Fund generally expects to invest in middle market companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $30 million and $250 million annually. Typical middle market senior loans may be issued by middle market companies in the context of leveraged buyouts, acquisitions, debt refinancings, recapitalizations, and other similar private credit transactions or a combination of the foregoing in seeking to achieve our investment objective. Notwithstanding the foregoing, the Adviser may determine whether companies qualify as “middle market” in its sole discretion, and the Fund may from time to time invest in larger or smaller companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and syndicated loan markets. The Fund’s target credit investments typically have maturities between 3 and 6 years. The Fund has adopted a non-fundamental policy to invest, under normal market conditions, at least 75% of the value of its total assets (measured at the time of each such investment) in investments that are in the financial services, business services, software and technology or healthcare services sectors. The remaining 25% of the value of the Fund’s total assets (measured at the time of each such investment) may be invested across a wide range of sectors.

Key Components of Operations

Investments

Our level of investment activity can and will vary substantially from period to period depending on many factors, including the amount of debt available to middle market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the type of investments we make.

As a BDC, the Fund must invest at least 70% of its assets in “qualifying assets,” which may include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all U.S. private operating companies and small U.S. public operating companies with a market capitalization of less than $250 million.

As a BDC, we may also invest up to 30% of our portfolio opportunistically in “non-qualifying” portfolio investments, such as investments in non-U.S. companies.

Revenues

The Fund expects to generate revenues primarily through receipt of interest income from its investments. In addition, the Fund may generate income from capital gains on the sales of loans and debt and equity related securities and various loan origination and other fees and dividends on direct equity investments.

Expenses

The Fund does not currently have any employees and does not expect to have any employees. The Fund’s day-to-day investment operations are managed by the Adviser, and services necessary for the Fund’s business, including the origination and administration of its investment portfolio, are provided by individuals who are employees of the Adviser, Administrator and Sub-Administrator, pursuant to the terms of the Investment Advisory Agreement, Administration Agreement and Sub-Administration Agreement. The Fund reimburses the Administrator for its allocable portion of expenses incurred by it in performing its obligations under the Administration Agreement, including its allocable portion of the cost of certain of the Fund’s officers and their respective staff, and the Adviser for certain expenses under the Investment Advisory Agreement. The Fund will also reimburse the Sub-Administrator for all reasonable expenses incurred in providing services in respect to the Fund. The Fund bears its allocable portion of the compensation paid by Stone Point to the Fund’s Chief Compliance Officer and Chief Financial Officer and their respective staff (based on a percentage of time such individuals devote, on an estimated basis, to the Fund’s business affairs). The Fund bears all other costs and expenses of the Fund’s operations, administration and transactions, including, but not limited to (i) investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Investment Advisory Agreement; (ii) the Fund’s allocable portion of overhead and other expenses incurred by Administrator and Sub-Administrator in performing their administrative obligations under the Administration Agreement and Sub-Administration Agreement, respectively, and (iii) all other expenses of its operations and transactions including, without limitation, those relating to:

●	the Fund’s initial organizational costs incurred prior to the commencement of the Fund’s operations;
●	operating costs incurred prior to the commencement of the Fund’s operations;
●	the cost of calculating the Fund’s NAV, including the cost of any third-party valuation services;
●	the cost of effecting sales and repurchases of Shares and other securities, including, except as otherwise noted below, in connection with the Private Offering;
●	fees payable to third parties relating to making investments, including the Adviser’s or its affiliates’ travel expenses, research costs and out-of-pocket fees and expenses associated with performing due diligence and reviews of prospective investments;
●	interest expense and other costs associated with the Fund’s indebtedness;
●	transfer agent, DRIP administrator and custodial fees;
●	out-of-pocket fees and expenses associated with marketing efforts;
●	federal and state registration fees and any stock exchange listing fees;
●	U.S. federal, state and local taxes;
●	Independent Trustees’ fees and expenses;
●	brokerage commissions and markups;
●	fidelity bond, trustees’ and officers’ liability insurance and other insurance premiums;
●	direct costs, such as printing, mailing, long distance telephone and staff;

●	fees and expenses associated with independent audits and outside legal costs;
●	costs associated with the Fund’s reporting and compliance obligations U.S. federal and state securities laws, including, the Securities Act, the Exchange Act and the 1940 Act; and
●	other expenses incurred by the Administrator or the Fund in connection with administering the Fund’s business, including payments under the Administration Agreement that will be based upon the Fund’s allocable portion (subject to the review and approval of the Board) of overhead.

From time to time, the Adviser or its affiliates may pay third-party providers of goods or services. The Fund will subsequently reimburse the Adviser for such amounts paid on the Fund’s behalf. There is no contractual cap on the amount of reasonable costs and expenses for which the Adviser will be reimbursed.

The Fund may also enter into a credit facility or other debt arrangements to partially fund the Fund’s operations, and could incur costs and expenses including commitment, origination, legal and/or structuring fees and the related interest costs associated with any amounts borrowed.

Leverage

The amount of leverage that the Fund employs depends on the Adviser’s and the Board’s assessment of market and other factors at the time of any proposed borrowing. In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 200% (or 150% if certain conditions are met) after such borrowing. As a result of complying with the requirements set forth in the Small Business Credit Availability Act, the Fund is able to borrow amounts such that its asset coverage ratio is at least 150%, rather than 200%. As of December 31, 2024, the Fund has not incurred any borrowings.

Portfolio and Investment Activity

As of December 31, 2024, the Fund did not make any investments.

Our Adviser monitors our portfolio companies on an ongoing basis. The Adviser believes that actively managing an investment allows it to identify problems early and work with companies to develop constructive solutions when necessary. The Adviser will monitor our portfolio with a focus toward anticipating negative credit events. In seeking to maintain portfolio company performance and help to ensure a successful exit, the Adviser will work closely with, as applicable, the lead equity sponsor, portfolio company management, consultants, advisers and other security holders to discuss financial position, compliance with covenants, financial requirements and execution of the company’s business plan. In addition, the Adviser’s personnel may occupy a seat or serve as an observer on a portfolio company’s board of directors or similar governing body.

Typically, the Adviser receives financial reports detailing operating performance, sales volumes, margins, cash flows, financial position and other key operating metrics on a quarterly basis from portfolio companies. The Adviser uses this data, combined with the knowledge gained through due diligence of the company’s customers, suppliers, competitors, market research and other methods, to conduct an ongoing assessment of the company’s operating performance and prospects.

As part of the monitoring process, the Adviser rates the risk of all portfolio investments on a scale of 1 to 5, no less frequently than quarterly. This internal performance rating is primarily intended to assess the underlying risk of a portfolio investment relative to such investments’ cost taking into account the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors. The Adviser’s internal performance ratings do not constitute any rating of investments by a nationally recognized rating organization or reflect any third-party assessment. The Adviser’s internal performance rating scale is as follows:

Investment Performance Rating	Description
1	The portfolio company is performing above expectations, and the business trends and risk factors for this investment since origination or acquisition are generally favorable.
2

The portfolio company is generally performing as expected and the risk factors are neutral to favorable. All investments or acquired investments in new portfolio companies are initially assessed a rating of 2.

3

The portfolio company is performing below expectations and the investment’s risk has increased somewhat since origination or acquisition. For debt investments rated 3, the portfolio company could be out of compliance with debt covenants; however, loan payments are generally not past due.

4

The portfolio company is performing materially below expectations and indicates that the investment’s risk has increased materially since origination or acquisition. For debt investments rated 4, in addition to the portfolio company being generally out of compliance with debt covenants, loan payments may be past due.

5

The portfolio company is performing substantially below expectations and indicates that the investment’s risk has increased substantially since origination or acquisition. For debt investments rated 5, most or all of the debt covenants are out of compliance and payments are substantially delinquent. It is anticipated that we will not recoup our initial cost basis and may realize a substantial loss upon exit of the investment.

It is possible that the rating of a portfolio investment may change over time. For investments rated 3, 4 or 5, the Adviser enhances its level of scrutiny over the monitoring of such portfolio company.

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

Results of Operations

The Fund was formed on June 24, 2024. Therefore, the following operating results for the period ended December 31, 2024 is not for a full 12-month period.

The following table represents the operating results for the period ended December 31, 2024:

For the Period June
24, 2024 (inception)
through December 31,
2024
Total investment income	$1
Less: total expenses	519,022
Expense support reimbursement	519,021
Net investment income (loss)	—
Total net realized gains (losses)	—
Net change in unrealized appreciation (depreciation) on investments	—
Net increase (decrease) in net assets resulting from operations	$—

Investment Income

Total investment income consisted of interest income from investments, dividend income from investments, interest from cash and cash equivalents and fee income. Investment income for the year ended December 31, 2024 was $1.

Expenses

Operating expenses for the period June 24, 2024 (inception) through December 31, 2024 were as follows:

For the Period June
24, 2024 (inception)
through December 31,
2024
Organizational expenses	227,124
Legal fees	184,443
Trustees fees	97,497
Professional fees	9,958
Total expenses	$519,022

Under the Administration Agreement, the Fund reimburses the Administrator for all reasonable costs and expenses incurred for services performed for us. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties, and the Fund will reimburse the expenses of these parties incurred directly and/or paid by the Administrator on the Fund’s behalf. The Administrator may elect to waive certain charges that would have otherwise been eligible for reimbursement under the terms of the Administration Agreement which will not be subject to recoupment.

For the period June 24, 2024 (inception) through December 31, 2024, the Fund did not incur any administrative overhead expenses. As of December 31, 2024, there were no administrator expenses payable to the Administrator. For the period June 24, 2024 (inception) through December 31, 2024, the Administrator has elected to waive any charges that would have been eligible for reimbursement under the terms of the Administration Agreement.

Income Taxes, Including Excise Taxes

We intend to elect to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our Shareholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income, if any, for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our Shareholders, which generally relieve us from corporate-level U.S. federal income taxes to the extent of such distributions.

Financial Condition, Liquidity and Capital Resources

The Fund intends to generate further cash from (1) future offerings of the Fund’s common or preferred shares, (2) cash flows from operations and (3) borrowings from banks or other lenders. The Fund seeks to enter into bank debt, credit facility or other financing arrangements on at least customary market terms; however, the Fund cannot assure you it will be able to do so.

The Fund’s primary use of cash is for (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including paying the Adviser), (3) debt service of any borrowings and (4) cash distributions to the holders of the Fund’s Shares.

Equity

For the period June 24, 2024 (inception) through December 31, 2024, the Adviser committed $1,000 of capital to the Fund. In exchange for this contribution, the Adviser received 40 shares of the Fund’s common shares.

Sales of Shares will be made pursuant to subscription agreements entered into by the Fund and its investors. Under the terms of the subscription agreements, investors will be required to fund drawdowns to purchase Shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of ten business days’ prior notice to the funding date.

Each of the sales of Shares will be exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and Regulation D thereunder. The Fund is still accepting new commitments. The Fund has not engaged in general solicitation or advertising with regard to the issuance and sale of the Shares and has not offered securities to the public in connection with such issuance and sale. The Fund will rely, in part, upon representations from the investors in the subscription agreements that each investor is an accredited investor as defined in Regulation D under the Securities Act.

Debt; Contractual Obligations

As of December 31, 2024, the Fund had not commenced operations and did not have any significant contractual payment obligations.

Liquidity

Operating liquidity is our ability to meet our short-term liquidity needs. The following table presents our operating liquidity position as of December 31, 2024:

December 31, 2024
Cash and cash equivalents	$26,001
Total operational liquidity	$26,001

Distributions

For the period June 24, 2024 (inception) through December 31, 2024, the Fund did not declare any distributions.

Commitments and Off-Balance Sheet Arrangements

Litigation and Regulatory Matters

From time to time, the Fund may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Fund’s rights under contracts with the Fund’s portfolio companies or the Fund’s co-investors. While the outcome of these legal proceedings cannot be predicted with certainty, the Fund does not expect that these proceedings will have a material effect upon the Fund’s financial condition or results of operations. The Fund and the Adviser are not currently a party to any material legal proceedings.

Investor Commitments

As of December 31, 2024, the Fund has received capital commitments totaling $1,000, of which, $0 remains unfunded.

Hedging

In connection with certain portfolio investments, the Fund may employ hedging techniques designed to reduce the risk of adverse movements in interest rates, securities prices and currency exchange rates. While such transactions may reduce certain risks, such transactions themselves may entail certain other risks. Thus, while the Fund may benefit from the use of these hedging mechanisms, unanticipated changes in interest rates, securities prices, currency exchange rates and other factors may result in a poorer overall performance for the Fund than if it had not entered into such hedging transactions. The successful utilization of hedging and risk management transactions requires skills that are separate from the skills used in selecting and monitoring investments. There were no hedging transactions through the period June 24, 2024 (inception) through December 31, 2024.

Critical Accounting Policies

This discussion of the Fund’s expected operating plans is based upon the Fund’s expected financial statements, which are prepared in accordance with GAAP. The preparation of these financial statements requires the Fund’s management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, the Fund describes its critical accounting policies in the notes to the Fund’s financial statements.

Valuation of Investments

The Board has designated the Adviser as the Fund’s “Valuation Designee” under Rule 2a-5 under the 1940 Act. The Adviser determines the value of the Fund’s investments in accordance with the Fund’s Valuation Policy and fair value accounting guidance promulgated under GAAP, which establishes a hierarchical disclosure framework which ranks the observability inputs used in measuring financial instruments at fair value. See “Item 1. Business – Valuation Procedures” for a description of the hierarchy for fair value measurements and a description of the Fund’s valuation procedures.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

The Fund measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Revenue Recognition

The Fund records interest income on an accrual basis to the extent that the Fund expects to collect such amounts. Dividend income on preferred equity securities will be recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities will be recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Certain investments may have contractual PIK interest or dividends. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. The Fund does not accrue as a receivable interest on loans and debt securities for accounting purposes if the Fund has reason to doubt the Fund’s ability to collect such interest. Original issue discounts, market discounts or premiums are accreted or amortized over the life of the respective security using the effective interest method as interest income. The Fund records prepayment premiums on loans and debt securities as interest income.

Other Income

Other income may include income such as consent, waiver, amendment, unused, syndication and prepayment fees associated with the Fund’s investment activities as well as any fees for managerial assistance services rendered by the Fund to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Fund may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee.

Offering and Organizational Expenses

The Fund bears expenses relating to the organization of the Fund and the Private Offering and any subsequent offering of Shares. Organizational expenses include, without limitation, including legal fees related to the creation and organization of the Fund, its related documents of organization and its election to be regulated as a BDC. Offering expenses include, without limitation, legal, accounting, printing and other offering costs including those associated with the preparation of the Fund’s registration statement and any other registration statement in connection with any subsequent offering of Shares. Organizational costs to establish the Fund are charged to expense as incurred. These expenses consist primarily of legal fees and other costs of organizing the Fund. Offering costs in connection with the offering of Shares are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the commencement of operations, which has not yet occurred. These expenses consist primarily of legal fees and other costs incurred with Share offerings, the preparation of the Fund’s registration statement, and any registration fees.

U.S. Federal Income Taxes

The Fund intends to elect to be treated, and intends to qualify annually thereafter, to be subject to tax as a RIC under Subchapter M of the Code. As a RIC, the Fund generally will not be subject to corporate-level U.S. federal income taxes on any ordinary income or capital gains distributed to shareholders. To qualify as a RIC, the Fund must, among other things, maintain an election under the 1940 Act to be regulated as a BDC, meet specified source-of-income and asset diversification requirements as well as distribute each taxable year dividends for U.S. federal income tax purposes generally of an amount at least equal to 90% of the Fund’s “investment company taxable income,” which is generally the Fund’s net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and is determined without regard to any deduction for dividends paid. See “Item 1. Business – Material U.S. Federal Income Tax Considerations.”

Recent Developments

On January 22, 2025, the Fund issued and sold 3,600,000 common shares, at a par value of $0.001 per share, for an aggregate offering price of $90,000,000.00.

On January 22, 2025, the SPV entered into a senior secured credit facility (the “Credit Facility”) with JPM Morgan Chase Bank, National Association (“JPM”). At closing, the initial committed amount of the Credit Facility is $250 million (the “Effective Date Financing Commitment”), with the ability to increase by $250 million (the “Scheduled Financing Commitment”) after July 22, 2025, subject to applicable conditions, for a total committed amount of $500 million. The Credit Facility also includes an accordion feature, which could increase total commitments to up to $1 billion, subject to applicable conditions and JPM consent. All amounts outstanding under the Credit Facility must be repaid by January 22, 2030. Advances under the Credit Facility are subject to an interest rate per annum equal to the Applicable Margin plus Term SOFR for USD-denominated Advances and the applicable Reference Rate for non-USD-denominated Advances. As of the closing to, but excluding January 22, 2029, the SPV is subject to pay unused commitment fees (a) with respect to the Effective Date Financing Commitment (i) 0.35% per annum, initially and to, but excluding April 22, 2025, (ii) 0.50% per annum, from April 22, 2025 to, but excluding October 22, 2025, and (iii) 0.60% per annum, from October 22, 2025 and there-after, on the average daily unused facility amount of each lender with respect to each tranche; and (b) with respect to the Scheduled Financing Commitment, (i) 0.35% per an-num, until three months after the Scheduled Financing Commitment Increase Date, (ii) 0.50% per annum, for the period from the date described in the foregoing close (i) to, but excluding the date that is nine months after the Scheduled Financing Commitment In-crease Date, and (iii) 0.60% per annum.

On February 27, 2025, the Board of Trustees declared a distribution of $0.25 per share, or the Distribution, with respect to the Fund’s Shares. The Distribution was paid on March 21, 2025, to shareholders of record on February 28, 2025. The Distribution represented an annualized distribution yield of approximately 12.0%.(1)

On March 1, 2025 (with the final number of shares being determined on March 19, 2025), the Fund issued and sold 435,226.619 of its Common Shares, pursuant to the subscription agreements entered into with its investors, for an aggregate offering price of $10,825,000.

On March 19, 2025, the Board of Trustees of the Fund declared distributions with respect to the Fund’s Common Shares as follows (collectively, the “Distributions”):

Distribution Period	Record Date	Pay Date[1]	Distribution Per Share
March 2025	3/31/2025	4/21/2025	$0.2500
April 2025	4/30/2025	5/21/2025	$0.2500

The Distributions will be paid out in cash or reinvested in Common Shares for shareholders participating in the Fund’s distribution reinvestment plan.

(1)The Distributions will be paid on or around the payment dates above.

Item 7A.      Quantitative and Qualitative Disclosures about Market Risk

The Fund is subject to financial market risks, including changes in interest rates. The Fund invests primarily in illiquid debt securities of private companies. Most of the Fund’s investments will not have a readily available market price, and the Fund values these investments at fair value as determined in good faith by the Adviser in accordance with the Valuation Policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments the Fund makes.

Item 8.      Financial Statements and Supplementary Data

Stone Point Credit Income Fund

Consolidated Statements of Assets and Liabilities

As of December 31,
2024
Assets:
Cash and cash equivalents	26,001
Deferred offering expenses	588,332
Expense support receivable	519,021
Prepaid expenses	10,475
Total assets	$1,143,829
Liabilities:
Organizational, offering, and ongoing expenses payable	1,117,829
Due to Adviser	25,000
Total liabilities	$1,142,829
Net assets:
Common shares of beneficial interest, $0.001 par value, unlimited shares authorized, 40 shares issued and outstanding at December 31, 2024	$—
Additional paid-in capital	1,000
Total net assets	1,000
Total liabilities and net assets	$1,143,829
Net asset value per common share of beneficial interest	25.00

The accompanying notes are an integral part of these consolidated financial statements.

Stone Point Credit Income Fund

Consolidated Statements of Operations

For the Period June
24, 2024 (inception)
through December 31,
2024
Investment income:
Interest income from cash and cash equivalents	$1
Total interest income	1
Total investment income	1
Operating expenses:
Organizational costs (Note 4)	227,124
Legal fees	184,443
Professional fees	9,957
Trustees fees	97,497
Total expenses	519,022
Expense support reimbursement	519,021
Net investment income (loss)	$—
Net increase (decrease) in net assets resulting from operations	$—

The accompanying notes are an integral part of these consolidated financial statements.

Stone Point Credit Income Fund

Consolidated Statements of Changes in Net Assets

For the Period June
24, 2024 (inception)
through December 31,
2024
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$—
Total net realized gains (losses)	—
Total net change in unrealized appreciation (depreciation)	—
Net increase (decrease) in net assets resulting from operations	—
Decrease in net assets resulting from shareholder distributions:
Shares distributed pursuant to dividend reinvestment plan	—
Distributions to shareholders	—
Net decrease in net assets resulting from shareholder distributions	—
Increase in net assets resulting from capital share transactions:
Issuance of Shares pursuant to dividend reinvestment plan	—
Issuance of Shares	1,000
Net increase in net assets resulting from capital share transactions	1,000
Total increase in net assets	1,000
Net assets, beginning of period	—
Net assets, end of period	$1,000
Net asset value per share	$25.00
Shares outstanding at the end of the period	40

The accompanying notes are an integral part of these consolidated financial statements.

Stone Point Credit Income Fund

Consolidated Statements of Cash Flows

For the Period June
24, 2024 (inception)
through December 31,
2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$—
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Changes in operating assets and liabilities:
Deferred offering expenses	(588,332)
Expense support receivable	(519,021)
Prepaid expenses and other assets	(10,475)
Organizational and offering expenses payable	1,117,829
Due to adviser	25,000
Net cash used in operating activities	25,001
Cash flows from financing activities:
Proceeds from issuance of Shares	1,000
Net cash provided by financing activities	1,000
Net increase (decrease) in cash and cash equivalents	26,001
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$26,001
Supplemental and Non-Cash Information
Cash paid during the year for interest	$—
Reinvestment of distributions during the year	$—

The accompanying notes are an integral part of these consolidated financial statements.

Stone Point Credit Income Fund Consolidated Notes to Financial Statements

December 31, 2024

Note 1. Organization

Organization

Stone Point Credit Income Fund (the “Fund”) is a Delaware statutory trust formed on June 24, 2024 (inception). The Fund has elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, the Fund intends to elect to be treated, and to qualify annually thereafter, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Fund is managed by Stone Point Credit Income Adviser LLC (the “Adviser”). The Adviser is a Delaware limited liability company that is registered with the Securities Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”), as amended. Subject to the supervision of the Fund’s board of trustees (the “Board”), the Adviser manages the day-to-day operations of the Fund and provides the Fund with investment advisory and management services. The Adviser is a wholly-owned subsidiary of Stone Point Credit Adviser LLC and an affiliate of Stone Point Capital LLC (“Stone Point Capital” or together with its credit-focused affiliates as applicable, “Stone Point Credit”), which is an alternative investment management platform specializing in investments within the global financial services industry and related sectors.

On July 14, 2023, Stone Point Credit formed SPV CA IV LLC (the “SPV”). On December 3, 2024, the Fund renamed and repurposed the SPV as “SPCIF Funding I LLC”, a wholly-owned financing subsidiary of the Fund, for the purpose of holding pledged investments as collateral under a financing facility. From time to time, the Fund may form additional wholly-owned subsidiaries to facilitate its course of business.

As of December 31, 2024, the Fund had not yet commenced operations, but since its inception, the Fund has incurred costs relating to its organization and the offering of the Fund’s common shares of beneficial interest (the “Shares”).

The Fund’s investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. The Fund intends to invest primarily in senior secured loans, including first lien, second lien and unitranche loans, or unsecured loans and, to a lesser extent, subordinated loans, mezzanine loans, notes, senior secured bonds, unsecured bonds and equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into common equity. The Fund may invest without limit in originated or syndicated debt.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Fund is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies. The Fund’s fiscal year ends on December 31.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates and such differences could be material.

Cash

Cash consists of demand deposits held at a custodian bank. Cash is carried at cost, which approximates fair value. The Fund’s deposits may, at times, exceed the insured limits under applicable law.

Organizational and Offering Expenses

Organizational expenses are costs associated with the organization of the Fund and are expensed as incurred.

Offering expenses are costs associated with the offering of Shares and are capitalized as deferred offering expenses in the Statement of Assets and Liabilities. Deferred offering expenses are amortized over a twelve-month period beginning with the later of either the commencement of operations or from incurrence.

Income Taxes

Following its election to be regulated as a BDC under the 1940 Act, the Fund intends to elect to be treated, and intends to qualify annually, as a RIC under the Code. So long as the Fund maintains its tax treatment as a RIC, it generally will not be subject to corporate-level U.S. federal income taxes on any ordinary income or capital gains distributed to shareholders as dividends. To qualify as a RIC, the Fund must, among other things, meet certain source-of-income and asset diversification requirements as well as distribute each taxable year dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of the Fund’s “investment company taxable income,” which is generally the Fund’s net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and determined without regard to any deduction for dividends paid. In order for the Fund not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Fund, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income.

The Fund evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

Segment Reporting

In accordance with Topic 280 – Segment Reporting (“ASC 280”), the Fund has determined that it has a single operating and reporting segment. As a result, the Fund’s segment accounting policies are the same as described herein and the Fund does not have any intra-segment sales and transfers of assets.

The Fund’s investment objective is to generate both current income and capital appreciation through its investments. The chief operating decision maker (“CODM”) is comprised of the Fund’s chairman, president, and chief financial officer. The CODM assesses the performance and makes decisions of the Fund on a consolidated basis primarily based on the Fund’s net increase in shareholders’ equity resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of distributions to be distributed to the Fund’s shareholders. As the Fund’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.

Note 3. Agreements and Related Party Transactions

Investment Advisory Agreement

Subject to the overall supervision of the Board and in accordance with the 1940 Act, the Adviser will manage the Fund’s day-to-day operations and provide investment advisory services to the Fund. Under the terms of the Investment Advisory Agreement, the Adviser:

●	determines the composition and allocation of the Fund’s investment portfolio, the nature and timing of any changes therein and the manner of implementing such changes;
●	identifies, evaluates and negotiates the structure of the investments made by the Fund;

●	performs due diligence on prospective portfolio companies;
●	executes, closes, services and monitors the Fund’s investments;
●	determines the securities and other assets that the Fund shall purchase, retain or sell;
●	arranges financings and borrowing facilities for the Fund;
●	provides the Fund with such other investment advisory, research and related services as the Fund may, from time to time, reasonably require for the investment of its funds; and
●	to the extent permitted under the 1940 Act and the Advisers Act, on the Fund’s behalf, and in coordination with any sub-adviser and any administrator, provides significant managerial assistance to those portfolio companies to which the Fund is required to provide such assistance under the 1940 Act, including utilizing appropriate personnel of the Adviser to, among other things, monitor the operations of the Fund’s portfolio companies, participate in board and management meetings, consult with and advise officers of portfolio companies and provide other organizational and financial consultation.

Under the Investment Advisory Agreement, the Fund will pay the Adviser fees for investment management services consisting of the Management Fee and the Incentive Fee, each as defined below.

Base Management Fee

The Fund will pay to the Adviser an asset-based fee (the “Management Fee”) for management services in an amount equal to an annual rate of 1.25% of the Fund’s net assets (excluding borrowings for investment purposes) as of the beginning of the first calendar day of the applicable month. For purposes of the Investment Advisory Agreement, “net assets” means the Fund’s total assets less liabilities, determined on a consolidated basis in accordance with U.S. generally accepted accounting principles. The Management Fee will be payable monthly in arrears. The Management Fee for any partial month will be appropriately prorated based on the actual number of days elapsed during such partial month as a fraction of the number of days in the relevant calendar year.

The Management Fee will begin to accrue from the date on which the fund makes its first investment (the “Commencement Date”). The Adviser has agreed to waive 0.50% of the Management Fee that would be otherwise payable for the period beginning on the Commencement Date and ending on the three-year anniversary of the Commencement Date (the “Waiver Period”). Therefore, during the Waiver Period the Management Fee will be calculated at an annual rate of 0.75% of net assets; for periods ending after the Waiver Period, the Management Fee will be calculated at an annual rate of 1.25% of net assets. The Management Fee will be payable monthly in arrears.

Incentive Fee

The Fund will pay to the Adviser an incentive fee (“Incentive Fee”) as set forth below. Beginning on the first anniversary of the Commencement Date (the “Incentive Fee Commencement Date”), the Fund shall pay the Adviser an Incentive Fee. The Incentive Fee will consist of two parts, the “Investment Income Incentive Fee” and the “Capital Gains Incentive Fee”.

Investment Income Incentive Fee

The Investment Income Incentive Fee will be calculated and payable on a quarterly basis, in arrears.

For the periods ending on or prior to the second anniversary of the Incentive Fee Commencement Date, the Investment Income Incentive Fee will be calculated and payable on a quarterly basis, in arrears, and will equal 7.50% of pre-incentive fee net investment income of the Fund, subject to a quarterly preferred return to a “Hurdle Rate” of 1.25% per quarter (5.00% annualized). The Fund shall pay the Adviser an Investment Income Incentive Fee with respect to its pre-incentive fee net investment income as follows:

●	no Investment Income Incentive Fee based on pre-incentive fee net investment income in any calendar quarter in which the Fund’s pre-incentive fee net investment income does not exceed the Hurdle Rate;

●	100% of pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the Hurdle Rate but is less than 1.35% in any calendar quarter (5.41% annualized). This portion of the pre-incentive fee net investment income (which exceeds the Hurdle Rate but is less than 1.35%) is referred to as the “catch-up.” The “catch-up” is meant to provide the Adviser with approximately 7.50% of the Fund’s pre-incentive fee net investment income as if a Hurdle Rate did not apply if pre-incentive fee net investment income exceeds 1.35% in any calendar quarter; and
●	7.50% of the pre-incentive fee net investment income, if any, that exceeds 1.35% in any calendar quarter (5.41% annualized), which reflects that once the Hurdle Rate is reached and the catch-up is achieved, 7.50% of all pre-incentive fee net investment income is paid to the Adviser.

For periods ending after the second anniversary of the Incentive Fee Commencement Date, the Investment Income Incentive Fee will be calculated and payable on a quarterly basis, in arrears, and will equal 12.50% of pre-incentive fee net investment income of the Fund, subject to a quarterly preferred return to a “Hurdle Rate” of 1.25% per quarter (5.00% annualized). The Fund shall pay the Adviser an Investment Income Incentive Fee with respect to its pre-incentive fee net investment income as follows:

●	no Investment Income Incentive Fee based on pre-incentive fee net investment income in any calendar quarter in which the Fund’s pre-incentive fee net investment income does not exceed the Hurdle Rate;
●	100% of pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the Hurdle Rate but is less than 1.43% in any calendar quarter (5.72% annualized). This portion of the pre-incentive fee net investment income (which exceeds the Hurdle Rate but is less than 1.43%) is referred to as the “catch-up.” The “catch-up” is meant to provide the Adviser with approximately 12.50% of the Fund’s pre-incentive fee net investment income as if a Hurdle Rate did not apply if pre-incentive fee net investment income exceeds 1.43% in any calendar quarter; and
●	12.50% of the pre-incentive fee net investment income, if any, that exceeds 1.43% in any calendar quarter (5.72% annualized), which reflects that once the Hurdle Rate is reached and the catch-up is achieved, 12.50% of all pre-incentive fee net investment income is paid to the Adviser.

For purposes of calculating the Investment Income Incentive Fee, “pre-incentive fee net investment income” is defined as interest income, dividend income and any other income accrued during the calendar quarter, minus operating expenses for the quarter, including the Management Fee, expenses payable to the administrator under the administration agreement, any interest expense and distributions paid on any issued and outstanding preferred shares (if any), but excluding (x) the Incentive Fee and (y) any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as debt instruments with payment-in-kind (“PIK”) interest and zero-coupon securities), accrued income that the Fund has not yet received in cash. The Adviser is not obligated to return to the Fund the Incentive Fee it receives on PIK interest that is later determined to be uncollectible in cash.

Capital Gains Incentive Fee

The Capital Gains Incentive Fee is payable in cash at the end of each calendar year in arrears on or after the Incentive Fee Commencement Date or upon the termination of the Investment Advisory Agreement, to the extent it is terminated after the Incentive Fee Commencement Date. The Capital Gains Incentive Fee is calculated as follows:

●	For calendar years ending on or prior to the second anniversary of the Incentive Fee Commencement Date, the Capital Gains Incentive Fee shall be an amount equal to 7.50% of the Fund’s realized capital gains, if any, on a cumulative basis, less the aggregate amount of any previously paid Capital Gains Incentive Fees.
●	For calendar years ending after the second anniversary of the Incentive Fee Commencement Date, the Capital Gains Incentive Fee shall be an amount equal to 12.50% of the Fund’s realized capital gains, if any, on a cumulative basis, less the aggregate amount of any previously paid Capital Gains Incentive Fees.

Capital Gains Incentive Fees are computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from the Incentive Fee Commencement Date. For purposes of computing the Investment Income Incentive Fee and the Capital Gains Incentive Fee, the calculation methodology will look through derivative financial instruments or swaps as if the Fund owned the reference assets directly. Realized gains and realized losses on the disposition of any reference assets, as well as unrealized depreciation on reference assets retained in the derivative financial instrument or swap, will be included on a cumulative basis in the calculation of the Capital Gains Incentive Fee. With respect to the calculation of quarterly Pre-Incentive Fee Net Investment Income for purposes of calculating the Investment Income Incentive Fee, net interest, if any, associated with a derivative or swap (which is defined as the difference between (i) the interest income and transaction fees received in respect of the reference assets of the derivative or swap and (ii) all interest and other expenses paid by us to the derivative or swap counterparty) will be included in calculating the Investment Income Incentive Fee. The notional value of any such derivatives or swaps is not used for these purposes. With respect to the calculation of the Capital Gains Incentive Fee, realized gains and realized losses on the disposition of any reference assets, as well as unrealized depreciation on reference assets retained in the derivative or swap, will be included on a cumulative basis in calculating the Capital Gains Incentive Fee.

In no event will the Capital Gains Incentive Fee payable pursuant to the Investment Advisory Agreement exceed the amount permitted by the Advisers Act, including Section 205 thereof.

Administration Agreement

The Fund has entered into an Administration Agreement, pursuant to which Stone Point Credit Income Adviser LLC serves as the Fund’s Administrator and provides the administrative services necessary for the Fund to operate. The Fund utilizes the Administrator’s office facilities, equipment and recordkeeping services. Pursuant to the Administration Agreement, the Administrator oversees the Fund’s public reporting requirements and tax reporting and monitors the Fund’s expenses and the performance of professional services rendered to the Fund by others. The Fund reimburses the Administrator for its costs and expenses, which may include an allocable portion of overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including compensation paid to or compensatory distributions received by the Fund’s officers (including its Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to the Fund, operations staff who provide services to the Fund, and internal audit staff. The Fund’s allocable portion of overhead will be determined by the Administrator, which will use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to the business and affairs of the Fund, and will be subject to oversight by the Board. The Administrator may elect to waive certain charges that would have otherwise been eligible for reimbursement under the terms of the Administration Agreement which will not be subject to recoupment.

Note 4. Offering and Organizational Expenses

The Fund will bear expenses relating to its organization and the offering of its Shares. Organizational expenses include, without limitation, the cost of formation, including legal fees related to the creation and organization of the Fund, its related documents of organization and its election to be regulated as a BDC. Offering expenses include, without limitation, legal, accounting, printing and other offering costs including those associated with the preparation of a registration statement in connection with any offering of common stock.

Since inception, the Fund has incurred organizational and offering expenses of $227,124 and $588,332, respectively.

Note 5. Commitments and Contingencies

Litigation and Regulatory Matters

From time to time, the Fund may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Fund’s rights under contracts with the Fund’s portfolio companies. The Fund and the Adviser are not currently a party to any material legal proceedings.

Note 6. Net Assets

During the period June 24, 2024 (inception) to December 31, 2024, the Fund issued 40 shares of Common Stock at an average price of $25.00 resulting in gross proceeds to the Fund of $1,000.

Note 7. Financial Highlights

Financial highlights are not required for the period from June 24, 2024 (inception) to December 31, 2024 as the Adviser was the sole shareholder, and the Fund had not yet commenced operations.

Note 8. Subsequent Events

In preparing these financial statements, the Fund’s management has evaluated subsequent events and transactions for potential recognition and/or disclosure through the date the financial statements were issued.

On January 22, 2025, the Fund issued and sold 3,600,000 common shares, at a par value of $0.001 per share (the “Common Shares”), for an aggregate offering price of $90,000,000.00.

On January 22, 2025, the SPV entered into a senior secured credit facility (the “Credit Facility”) with JPM Morgan Chase Bank, National Association (“JPM”). At closing, the initial committed amount of the Credit Facility is $250 million (the “Effective Date Financing Commitment”), with the ability to increase by $250 million (the “Scheduled Financing Commitment”) after July 22, 2025, subject to applicable conditions, for a total committed amount of $500 million. The Credit Facility also includes an accordion feature, which could increase total commitments to up to $1 billion, subject to applicable conditions and JPM consent. All amounts outstanding under the Credit Facility must be repaid by January 22, 2030. Advances under the Credit Facility are subject to an interest rate per annum equal to the Applicable Margin plus Term SOFR for USD-denominated Advances and the applicable Reference Rate for non-USD-denominated Advances. As of the closing to, but excluding January 22, 2029, the SPV is subject to pay unused commitment fees (a) with respect to the Effective Date Financing Commitment (i) 0.35% per annum, initially and to, but excluding April 22, 2025, (ii) 0.50% per annum, from April 22, 2025 to, but excluding October 22, 2025, and (iii) 0.60% per annum, from October 22, 2025 and thereafter, on the average daily unused facility amount of each lender with respect to each tranche; and (b) with respect to the Scheduled Financing Commitment, (i) 0.35% per annum, until three months after the Scheduled Financing Commitment Increase Date, (ii) 0.50% per annum, for the period from the date described in the foregoing close (i) to, but excluding the date that is nine months after the Scheduled Financing Commitment Increase Date, and (iii) 0.60% per annum.

On February 27, 2025, the Board of Trustees declared a distribution of $0.25 per share, or the Distribution, with respect to the Fund’s Shares. The Distribution was paid on March 21, 2025, to shareholders of record on February 28, 2025. The Distribution represented an annualized distribution yield of approximately 12.0%.(1)

On March 1, 2025 (with the final number of shares being determined on March 19, 2025), the Fund issued and sold 435,226.619 of its Common Shares, pursuant to the subscription agreements entered into with its investors, for an aggregate offering price of $10,825,000.

On March 19, 2025, the Board of Trustees of the Fund declared distributions with respect to the Fund’s Common Shares as follows (collectively, the “Distributions”):

Distribution Period	Record Date	Pay Date[1]	Distribution Per Share
March 2025	3/31/2025	4/21/2025	$0.2500
April 2025	4/30/2025	5/21/2025	$0.2500

The Distributions will be paid in cash or reinvested in Common Shares for shareholders participating in the Fund’s distribution reinvestment plan.

(1) The Distributions will be paid on or around the payment dates above.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are not and have not been any disagreements between the Fund and its accountant on any matter of accounting principles, practices, or financial statement disclosure, nor have there been any changes in the Fund’s accountant.

Item 9A.    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2024 (the end of the period covered by this report), our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Report of Management on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Fund’s independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

(c) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2024, none of our Trustees or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

PART III.

Item 10.    Trustees, Executive Officers and Corporate Governance

The business and affairs of the Fund are managed under the direction of the Board. The Board consists of five members, three of whom are Independent Trustees. The Board appoints the Fund’s officers, who serve at the discretion of the Board. The responsibilities of the Board include oversight of the Adviser’s determinations of fair value of the Fund’s assets (as the Fund’s “Valuation Designee” under Rule 2a-5 under the 1940 Act), the Fund’s corporate governance activities, the Fund’s financing arrangements and the Fund’s investment activities.

The Board’s role in management of the Fund is one of oversight. Oversight of the Fund’s investment activities extends to oversight of the risk management processes employed by the Adviser as part of its day-to-day management of the Fund’s investment activities. The Board reviews risk management processes at both regular and special board meetings throughout the year, consulting with appropriate representatives of the Adviser as necessary and periodically requesting the production of risk management reports or presentations. The goal of the Board’s risk oversight function is to ensure that the risks associated with the Fund’s investment activities are accurately identified, thoroughly investigated and responsibly addressed. Investors should note, however, that the Board’s oversight function cannot eliminate all risks or ensure that particular events do not adversely affect the value of the Fund’s investments.

The Board has established an Audit Committee and a Nominating and Governance Committee. The scope of each committee’s responsibilities is discussed in greater detail below. The Board may determine to form additional committees in the future.

David J. Wermuth, an Interested Trustee, serves as Chairman of the Board. The Board believes that it is in the best interests of shareholders for Mr. Wermuth to lead the Board because his extensive knowledge of and experience in the financial services industry, specifically as a lender to middle market companies, qualify him to serve as the Chairman of the Board. The Board believes that its leadership structure is appropriate because the structure allocates areas of responsibility among the individual trustees and the committees in a manner that enhances effective oversight. The Board also believes that its small size creates an efficient corporate governance structure that provides opportunity for direct communication and interaction between management and the Board.

Trustees

Information regarding the Board of Trustees is as follows:

Name	Age	Position(s) Held
Interested Trustees
David J. Wermuth	56	Chairman and Trustee
Scott J. Bronner	41	President and Trustee
Independent Trustees
Jennifer J. Burleigh	58	Trustee
Scott E. Heberton	58	Trustee
Peter E. Roth	66	Trustee

The address for each trustee is c/o Stone Point Credit Income Fund, c/o Stone Point Credit Income Adviser LLC, 20 Horseneck Lane, Greenwich, Connecticut 06830.

Executive Officers Who Are Not Trustees

Information regarding the Fund’s executive officers who are not Trustees is as follows:

Name	Age	Position(s) Held
Steven P. Henke	41	Chief Financial Officer and Treasurer
Brian J. Rooder	48	Chief Compliance Officer and Secretary

The address for each executive officer is c/o Stone Point Credit Income Fund, c/o Stone Point Credit Income Adviser LLC, 20 Horseneck Lane, Greenwich, Connecticut 06830.

Biographical Information

Interested Trustees

David J. Wermuth is the Chairman of the Board of Trustees of the Fund, Managing Director and General Counsel of the Adviser, Co-President, Chief Operating Officer and General Counsel Stone Point Capital, a member of the Investment Committees of the Adviser and the general partners of the Trident Funds, and a member of the Allocation Committee and Valuation Committee of the Adviser. Mr. Wermuth is also a member of Stone Point’s Risk and Compliance Committee and currently serves on the board of Stone Point Credit Corporation. He joined the Stone Point platform in 1999 from Cleary, Gottlieb, Steen & Hamilton LLP, where from 1996 to 1999 he was a corporate attorney specializing in mergers and acquisitions. Prior to joining Cleary Gottlieb, Mr. Wermuth served as a law clerk to a federal judge of the U.S. Court of Appeals for the Ninth Circuit and as an auditor for KPMG Peat Marwick. Mr. Wermuth holds a B.A. from Yale University, an M.B.A. from the New York University Leonard N. Stern School of Business and a J.D. from Cornell Law School.

Scott J. Bronner is the President of the Fund, Head of Stone Point Credit and Managing Director of Stone Point Capital, and a member of the Investment Committee, Allocation Committee and Valuation Committee of the Adviser. Mr. Bronner currently serves on the board of Stone Point Credit Corporation. Prior to joining the Stone Point platform in 2009, Mr. Bronner was an Analyst in the Private Equity Division at Lehman Brothers Inc. Mr. Bronner holds a B.A. from Amherst College.

Independent Trustees

Jennifer J. Burleigh, a retired partner of Debevoise & Plimpton, focused her legal practice on advising sponsors of private investment funds, covering a broad array of strategies, including leveraged buyout, energy/infrastructure, real estate, mezzanine and distressed debt and equity. Ms. Burleigh had significant experience in emerging markets fund formation, including assisting emerging market-based sponsors in accessing international markets. Ms. Burleigh also advised with respect to asset manager spin-outs, strategic investments in private investment firms and the establishment of new investment firms. Ms. Burleigh joined Debevoise in 1994, becoming a partner in 2002. She retired from practice in 2014 and has devoted her time to non-profit work and writing fiction. Ms. Burleigh currently serves on the board of Stone Point Credit Corporation and Concord Academy in Concord, Massachusetts. Ms. Burleigh received her B.A. with honors from Stanford University in 1989, and her J.D. in 1994 from Columbia Law School, where she was a Harlan Fiske Stone Scholar and a managing editor of the Columbia Law Review.

Scott E. Heberton currently serves as an Advisor to Lovell Minnick Partners, an Independent Director of Stone Point Credit Corporation and a Board Member and Executive Chairman of Omni Healthcare Financial, LLC following his retirement from Wells Fargo Securities in 2019. During his tenure at Wells Fargo Securities, Mr. Heberton served for over 10 years as Head of FIG Investment Banking and Capital Markets. He was a member of the Investment Bank’s Operating Committee as well as the Investment Banking Commitment Committee and Advisory Committee. Mr. Heberton’s extensive career in Financial Services has been primarily focused on advisory work and capital raising for the industry verticals of Specialty Finance, Residential and Commercial Real Estate and Alternative Asset Management. Mr. Heberton earned his M.B.A. from The Fuqua School of Business at Duke University and holds a Bachelor of Arts degree in Economics from the University of Virginia.

Peter E. Roth is the Managing Partner of the Rothpoint Group LLC, a consulting firm specializing in the financial services industry. Mr. Roth is a Non-Executive Director and Senior Independent Director of the City of London Investment Group plc, a publicly traded (London Stock Exchange) asset management firm. He is also Chairman of the Audit Committee and a member of the Nominations and Remuneration Committees. Mr. Roth serves as an Independent Trustee of the Guggenheim Credit Income Fund (and related entities) and is Chairman of the Audit Committee and a Member of the Nomination and Governance and Independent Trustee Committees. He also serves on the board of Stone Point Credit Corporation. In the non-profit sector, he serves on the Board of St. Mary’s Healthcare System for Children and is Chairman of the Finance Committee and a member of the Executive Committee. Prior to establishing Rothpoint, Mr. Roth had a 35 year plus career in the financial services industry. He was the head of investment banking at Fox, Pitt, Kelton Inc for thirteen years and a member of the firm’s Operating Committee. At Keefe, Bruyette & Woods, he joined as the Head of Insurance Investment Banking and later became the Chief Executive Officer of KBW Asset Management, an SEC registered investment firm specializing in the financial services industry. He served on the firm’s Operating Committee and was a member of the Board of Directors of KBW, Inc. at the time of its initial public offering. Mr. Roth received a Bachelor of Arts degree from the University of Pennsylvania and Master’s of Business Administration from The Wharton School at the University of Pennsylvania.

Executive Officers Who are Not Trustees

Steven P. Henke is the Chief Financial Officer and Treasurer of the Fund and a Vice President of Stone Point Credit. Mr. Henke has been with Stone Point Credit since 2020 and is a member of the Valuation Committee and Disclosure Controls Committee. Previously, Mr. Henke was a Controller at TriplePoint Capital and Medley Capital and an Audit Manager at Ernst & Young. Mr. Henke holds a B.S. in Accounting from Fordham University and is a Certified Public Accountant in New York.

Brian J. Rooder is the Chief Compliance Officer and Secretary of the Fund and Chief Compliance Officer and Counsel at Stone Point Credit. Mr. Rooder joined Stone Point Credit in June 2024 from TPG Angelo Gordon where from 2018 to 2024, he was a Managing Director and Senior Compliance Counsel. Prior to joining TPG Angelo Gordon, Mr. Rooder was the Chief Compliance Officer & Associate General Counsel of Pretium Partners from 2017 to 2018. In addition, Mr. Rooder was an Associate at Ropes & Gray and Davis Polk. Mr. Rooder holds a B.A. from the State University of New York at Albany, and a J.D. from Fordham University School of Law.

Other Officers

Sally A. DeVino is a Managing Director and the Chief Financial Officer of Stone Point Capital. She joined Stone Point in 1995. Previously, she was a Senior Manager with BDO Seidman, where for eight years she provided audit, tax and consulting services in the manufacturing, construction, banking and not-for-profit industries. Ms. DeVino holds a B.S. from Manhattan College and was a Certified Public Accountant (inactive).

Jacqueline M. Giammarco is the Chief Compliance Officer, Managing Director and Counsel of Stone Point Capital. She joined Stone Point in 2012 from MF Global where from 2007 to 2012, she was Senior Vice President and Assistant General Counsel. Prior to joining MF Global, Ms. Giammarco was a corporate partner at Katten Muchin Rosenman, joining the firm as an associate in the corporate department in 1997. Ms. Giammarco advised senior executives, boards of directors and in-house counsels on a variety of corporate legal matters. Ms. Giammarco holds a B.A. from Wilfrid Laurier University, an LL.B. from the University of Alberta Law School and an LL.M. in Corporate Law from the New York University School of Law.

Michael J. Hickey is a Managing Director and Tax Director at Stone Point Capital. He joined Stone Point in 2019. Previously, he was a Principal in the Tax Finance Group at Apollo Global Management and an Executive Director in the Transaction Tax Group at Ernst & Young. Mr. Hickey holds an M.B.A. and LL.M. from New York University, a J.D. from Fordham University and a B.E. from Manhattan College.

Audit Committee

The Audit Committee is composed of all of the Independent Trustees. Peter E. Roth serves as Chair of the Audit Committee. The Board has determined that Mr. Roth is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the Exchange Act. Mr. Roth, Ms. Burleigh, and Mr. Heberton meet the current requirements of Rule 10A-3 under the Exchange Act. The Audit Committee operates pursuant to a charter approved by the Board, which sets forth the responsibilities of the Audit Committee. The Audit Committee’s responsibilities include establishing guidelines and making recommendations to the Board regarding the valuation of the Fund’s investments; selecting the Fund’s independent registered public accounting firm; reviewing with such independent registered public accounting firm the planning, scope and results of their audit of the Fund’s financial statements; pre-approving the fees for services performed; reviewing with the independent registered public accounting firm the adequacy of internal control systems; reviewing the Fund’s annual audited financial statements and periodic filings; and receiving the Fund’s audit reports and financial statements.

Nominating and Corporate Governance Committee

The members of the Nominating and Governance Committee are the Independent Trustees. Jennifer J. Burleigh serves as Chair of the Nominating and Governance Committee. The Nominating and Governance Committee is responsible for selecting, researching and nominating trustees for election by the shareholders, selecting nominees to fill vacancies on the Board or a committee of the Board, developing and recommending to the Board a set of corporate governance principles and overseeing the evaluation of the Board and management.

The Nominating and Governance Committee seeks candidates who possess the background, skills and knowledge to make a significant contribution to the Board, the Fund and the shareholders. In considering possible candidates for election as a trustee, the Nominating and Governance Committee takes into account, in addition to such other factors as it deems relevant, the desirability of selecting trustees who:

●	are of high character and integrity;
●	are accomplished in their respective fields, with superior credentials and recognition;
●	have relevant knowledge and experience upon which to be able to offer advice and guidance to management;
●	have sufficient time available to devote to the Fund’s affairs;
●	are able to work with the other members of the Board and contribute to the Fund’s success;

●	can represent the long-term interests of shareholders as a whole; and
●	are selected such that the Board represents a range of backgrounds and experience.

The Nominating and Governance Committee has not adopted a formal policy with regard to the consideration of diversity in identifying trustee nominees. In determining whether to recommend a trustee nominee, the Nominating and Governance Committee considers and discusses diversity, among other factors, with a view toward the needs of the Board as a whole. The Nominating and Governance Committee generally conceptualizes diversity expansively to include, without limitation, concepts such as race, gender, national origin, differences of viewpoint, professional experience, education, skill and other qualities that contribute to the Board, when identifying and recommending trustee nominees. The Nominating and Governance Committee believes that the inclusion of diversity as one of many factors considered in selecting trustee nominees is consistent with the goal of creating a board of trustees that best serves the Fund’s needs and the interests of the shareholders.

Code of Ethics

The Fund and the Adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain transactions by the Fund’s personnel. These codes of ethics generally do not permit investments by the Fund’s and the Adviser’s personnel in securities that may be purchased or sold by the Fund.

Insider Trading Policy

The Fund has adopted an Insider Trading Policy applicable to us, our officers and our Trustees that the Fund believes is reasonably designed to promote compliance with insider trading laws, rules and regulations. A copy of the Insider Trading Policy has been filed as an exhibit to this Annual Report on Form 10-K.

Item 11.    Executive Compensation

Compensation of Executive Officers

The Fund does not currently have any employees and does not expect to have any employees. Each of the Fund’s executive officers is an employee of the Adviser and/or one of its affiliates. The Fund’s day-to-day investment operations are managed by the Adviser. Most of the services necessary for the origination and management of the Fund’s investment portfolio are provided by investment professionals employed by the Adviser and/or its affiliates.

None of the Fund’s executive officers receive direct compensation from the Fund. Certain of the Fund’s executive officers and other members of the Investment Team, through their ownership interest in or management positions with the Adviser, may be entitled to a portion of any profits earned by the Adviser or its affiliates (including any fees payable to the Adviser under the terms of the Investment Advisory Agreement, less expenses incurred by the Adviser in performing its services under the Investment Advisory Agreement). The Adviser or its affiliates may pay additional salaries, bonuses, and individual performance awards and/or individual performance bonuses to the Fund’s executive officers in addition to their ownership interest.

Compensation of Independent Trustees

The Independent Trustees’ annual fee is $75,000 plus $2,500 per each scheduled quarterly Board meeting attended, plus an additional $15,000 per year to be paid to the Chair of the Audit Committee and an additional $5,000 per year to be paid to the Chair of the Nominating & Governance Committee. The Independent Trustees also receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attending any meeting. No compensation is expected to be paid to the Interested Trustees with respect to the Fund.

The following table sets forth compensation of the Fund’s Independent Trustees for the fiscal period June 24, 2024 (inception) through December 31, 2024.

			All Other
Name	Fees Earned (1)	Stock Awards (2)	Compensation	Total
Jennifer J. Burleigh	$34,336	—	—	34,336
Scott Heberton	$32,346	—	—	32,346
Peter E. Roth	$38,315	—	—	38,315
(1)	No compensation is paid to our Trustees who are “interested persons,” as such term is defined in Section 2(a)(19) of the 1940 Act.
(2)	We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our Trustees.

Timing of Grants of Options

The Fund did not grant awards of stock options, stock appreciation rights or similar option-like instruments during fiscal year 2024. Accordingly, we have nothing to report under Item 402(x) of Regulation S-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth, as of March 26, 2025, the beneficial ownership of each Trustee and executive officer of the Fund, and the executive officers and Trustees as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Unless otherwise indicated, the Fund believes that each beneficial owner set forth in the table has sole voting and investment power and has the same address as the Fund. Our address is 20 Horseneck Lane, Greenwich, Connecticut 06830.

	Number of Shares
	Owned	Percentage of
Name and Address of Beneficial Owner	Beneficially (1)	Class (2)(3)
Interested Trustees
David J. Wermuth	—	—%
Scott J. Bronner	20,988	*	%
Independent Trustees
Jennifer J. Burleigh	—	—%
Scott E. Heberton	—	—%
Peter E. Roth	—	—%
Executive Officers
Steven P. Henke	831	*	%
Brian J. Rooder	420	*	%
All executive officers and Trustees as a group (seven persons)	22,239	*	%
*	Represents less than 1%
(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.
(2)	Based on a total of 4,037,322 Shares issued and outstanding on March 26, 2025.
(3)	As of March 26, 2025, the Fund had 91 Shareholders.

Set forth below is the dollar range of equity securities beneficially owned by each of our Trustees as of March 26, 2025.We are not part of a “family of investment companies,” as that term is defined in the 1940 Act.

Dollar Range of
Equity Securities
Beneficially
Name of Trustee	Owned (1)(2)
Interested Trustees
David J. Wermuth	None
Scott J. Bronner	Over $100,000
Independent Trustees
Jennifer J. Burleigh	None
Scott E. Heberton	None
Peter E. Roth	None
(1)	The dollar ranges are: None, $1-$10,000, $10,001-$50,000, $50,001-$100,000, or Over $100,000.
(2)	Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act.

Delaware Law and Certain Declaration of Trust Provisions

Derivative Actions

No person, other than a Trustee, who is not a shareholder shall be entitled to bring any derivative action, suit or other proceeding on behalf of the Fund. Any shareholder may maintain a derivative action on behalf of the Fund.

In addition to the requirements set forth in Section 3816 of the Delaware Statutory Trust Act, a shareholder may bring a derivative action on behalf of the Fund only if the following conditions are met: (i) a pre-suit demand has been made on the Board if an effort to cause the Trustees to bring such an action is not likely to succeed, and a demand shall only be deemed not likely to succeed and therefore excused if a majority of the Board, or a majority of any committee established to consider the merits of such action, is composed of Board who are not “Independent Trustees” (as that term is defined in the Delaware Statutory Trust Act); and (ii) unless a demand is not required under clause (i) above, the Board must be afforded a reasonable amount of time to consider such shareholder request and to investigate the basis of such claim; and the Board shall be entitled to retain counsel or other advisors in considering the merits of the request. In the event that the Trustees determine not to bring such action, it may require an undertaking by the shareholders making such request to reimburse the fund for the expense of any advisors. For purposes of this paragraph, the Board may designate a committee of one or more Trustees to consider a shareholder demand.

Exclusive Delaware Jurisdiction

Each Trustee, each officer, each shareholder and each person beneficially owning an interest in a share of the Fund (whether through a broker, dealer, bank, trust company or clearing corporation or an agent of any of the foregoing or otherwise), to the fullest extent permitted by law, including Section 3804(e) of the Delaware Statutory Trust Act, (i) irrevocably agrees that any claims, suits, actions or proceedings arising out of or relating in any way to the Fund or its business and affairs, the Delaware Statutory Trust Act, the Declaration of Trust or the Bylaws or asserting a claim governed by the internal affairs (or similar) doctrine or arising out of or relating in any way to the Fund, the Delaware Statutory Trust Act or the Declaration of Trust (including, without limitation, any claims, suits, actions or proceedings to interpret, apply or enforce (A) the provisions of the Declaration of Trust or the Bylaws, or (B) the duties (including fiduciary duties), obligations or liabilities of the Fund to the shareholders or the Board, or of officers or the Board to the Fund, to the shareholders or each other, or (C) the rights or powers of, or restrictions on, the Fund, the officers, the Board or the shareholders, or (D) any provision of the Delaware Statutory Trust Act or other laws of the State of Delaware pertaining to trusts made applicable to the Fund pursuant to Section 3809 of the Delaware Statutory Trust Act, or (E) any other instrument, document, agreement or certificate contemplated by any provision of the Delaware Statutory Trust Act, the Declaration of Trust or the Bylaws relating in any way to the Fund (regardless, in every case, of whether such claims, suits, actions or proceedings (x) sound in contract, tort, fraud or otherwise, (y) are based on common law, statutory, equitable, legal or other grounds, or (z) are derivative or direct claims)), shall be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, any other court in the State of Delaware with subject matter jurisdiction, (ii) irrevocably submits to the exclusive jurisdiction of such courts in connection with any such claim, suit, action or proceeding, (iii) irrevocably agrees not to, and waives any right to, assert in any such claim, suit, action or proceeding that (A) it is not personally subject to the jurisdiction of such courts or any other court to which proceedings in such courts may be appealed, (B) such claim, suit, action or proceeding is brought in an inconvenient forum or (C) the venue of such claim, suit, action or proceeding is improper, (iv) consents to process being served in any such claim, suit, action or proceeding by mailing, certified mail, return receipt requested, a copy thereof to such party at the address in effect for notices hereunder, and agrees that such service shall constitute good and sufficient service of process and notice thereof; provided, nothing in clause (iv) hereof shall affect or limit any right to serve process in any other manner permitted by law and (v) irrevocably waives any and all right to trial by jury in any such claim, suit, action or proceeding. In the event that any claim, suit, action or proceeding is commenced outside of the Court of Chancery of the State of Delaware in contravention of the foregoing, all reasonable and documented out of pocket fees, costs and expenses, including reasonable attorneys’ fees and court costs, incurred by the prevailing party in such claim, suit, action or proceeding shall be reimbursed by the non-prevailing party. Nothing disclosed in the foregoing or in Section 11.5 of the Declaration of Trust will apply to any claims, suits, actions or proceedings asserting a claim brought under federal or state securities laws.

Item 13.    Certain Relationships and Related Transactions, and Trustee Independence

Various potential and actual conflicts of interest may arise from the overall investment activities of the Adviser for their own accounts and for the accounts of others. The following briefly summarizes some of these conflicts but is not intended to be an exhaustive list of all such conflicts.

The discussion below enumerates certain actual and potential conflicts of interest. The Adviser can give no assurance that conflicts of interest will be resolved in favor of the shareholders. By acquiring Shares of the Fund, each shareholder will be deemed to have acknowledged the existence of such actual and potential conflicts of interest, and to have consented thereto, and to have waived any claim in respect of the existence of any such conflict of interest.

Allocation of Time, Services or Functions

Stone Point’s investment team and other employees of Stone Point will continue to devote such time and attention to their respective other present and future business activities and advisory relationships, including any other funds, vehicles, accounts, clients or arrangements formed, sponsored or managed by Stone Point Credit or its affiliates, including the Trident Funds and the Credit Funds (including the Fund and the funds and accounts managed by the Adviser) (collectively, but for this purpose excluding the Fund, the “Other Sponsored Funds”), as is required to discharge their respective duties to them, and conflicts of interest may arise in allocating management time, services or functions among the Fund, on the one hand, and any other present and future business activities and advisory relationships, on the other hand. Other conflicts of interest may arise for the Adviser, Stone Point Credit and the Investment Team in connection with their management of Other Sponsored Funds, including certain transactions involving investments by the Fund and Other Sponsored Funds in the same portfolio company (including in respect of the timing, structuring and terms of such investments and disposition thereof). Also, in connection with prior investments by Other Sponsored Funds, Stone Point Credit and/or their portfolio companies could enter into confidentiality, exclusivity, non-competition or similar agreements that would limit the ability of the Fund to pursue an investment in one or more companies. In addition, as a result of existing investments and activities, Stone Point Credit and its investment team may from time to time acquire confidential information that they will not be able to use for the benefit of the Fund.

Personal Investment Activities

Among other personal investments (including real property and start-up venture opportunities), certain members of the Adviser hold certain passive investments, including investments in investment management firms (such investment management firms, referred to herein as the “Other Sponsors”). The Other Sponsors may target investment opportunities for their own behalf, or on behalf of investment funds and accounts for which they provide investment advisory services (collectively, “Other Sponsor Funds”), in various sectors and asset classes, including investment opportunities in the credit space. It is therefore possible that a particular investment opportunity could be identified by the Fund and, separately, by one of the Other Sponsors for its own benefit or for the benefit of an Other Sponsor Fund that it advises. In addition, portfolio companies owned or managed by the Other Sponsors, Other Sponsor Funds or their respective affiliates may compete with, or hold conflicting interests in, potential or existing portfolio companies of the Fund. In the event that any Other Sponsor is considered to be an “affiliate” of the Fund under the 1940 Act, the Fund’s participation in investment opportunities in which such Other Sponsors or Other Sponsor Funds also participate may be subject to restrictions similar to those discussed in “Co-investment with Third Parties” above, in which case any such transactions would need to be conducted pursuant to the terms of the Order. In situations when co-investment with Other Sponsor Funds is not permitted under the 1940 Act and related rules, existing or future staff guidance, or the terms and conditions of the Order, the Adviser, Other Sponsors and/or their respective affiliates will need to decide which client or clients will proceed with the investment.

Compensation Arrangements

The Adviser and its affiliates, including the Fund’s officers and some of its trustees, may face conflicts of interest caused by compensation arrangements with the Fund and its affiliates, which could result in increased risk-taking by the Fund. The Adviser and its affiliates receive fees from the Fund in return for their services, which may include certain management and incentive fees based on the amount of income or capital appreciation of the Fund’s investments. These fees could influence the advice provided to the Fund. Generally, the more equity the Fund sells and the greater the risk assumed by the Fund with respect to its investments, the greater the potential for growth in the Fund’s assets and profits, and, correlatively, the fees payable by the Fund to the Adviser or its affiliates. These compensation arrangements could affect the Adviser’s or its affiliates’ judgment with respect to recommending offerings of equity or the incurrence of debt and investments made by the Fund, which allow the Adviser or the affiliate to earn increased management fees.

As described in more detail below, the Incentive Fee payable by the Fund to the Adviser or its affiliates may create an incentive for the Adviser or such affiliates to incur additional leverage and to make investments on the Fund’s behalf that are risky or more speculative than would be the case in the absence of such compensation arrangements. The way in which the Incentive Fee is determined may encourage the Adviser or the affiliates to use leverage to increase the leveraged return on the Fund’s investment portfolio.

Incentive Fees

Commencing on the first anniversary of the Commencement Date, a portion of the Incentive Fee is based on the Fund’s pre-Incentive Fee net investment income regardless of any capital losses. In such case, the Fund may be required to pay the Adviser an Incentive Fee for a fiscal quarter even if there is a decline in the value of the Fund’s portfolio or if the Fund incurs a net loss for that quarter.

Any Incentive Fee payable by the Fund that relates to the pre-Incentive Fee net investment income may be computed and paid on income that may include interest that has been accrued but not yet received or interest in the form of securities received rather than cash (PIK income). PIK income will be included in the pre-Incentive Fee net investment income used to calculate the Incentive Fee to the Adviser even though the Fund does not receive the income in the form of cash. If a portfolio company defaults on a loan that is structured to provide accrued interest income, it is possible that accrued interest income previously included in the calculation of the Incentive Fee will become uncollectible. The Adviser is not obligated to reimburse the Fund for any part of the Incentive Fee it received that was based on accrued interest income that the Fund never receives as a result of a subsequent default.

The quarterly Incentive Fee on income will be recognized and paid without regard to: (i) the trend of pre-Incentive Fee net investment income as a percent of adjusted capital over multiple quarters in arrears which may in fact be consistently less than the quarterly preferred return, or (ii) the net income or net loss in the current calendar quarter, the current year or any combination of prior periods.

For U.S. federal income tax purposes, the Fund may be required to recognize taxable income in some circumstances in which the Fund does not receive a corresponding payment in cash and to make distributions with respect to such income to maintain the Fund’s tax treatment as a RIC and/or minimize corporate-level U.S. federal income or excise tax. Under such circumstances, the Fund may have difficulty meeting the Annual Distribution Requirement (as described above) necessary to maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that the Fund is required to pay the Incentive Fee on income with respect to such accrued income. As a result, the Fund may have to sell some of its investments at times and/or at prices the Fund would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If the Fund is not able to obtain cash from other sources, the Fund may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.

The Adviser

The Adviser will experience conflicts of interest in connection with the management of the Fund’s business affairs relating to and arising from a number of matters, including: the allocation of investment opportunities by the Adviser and its affiliates; compensation to the Adviser; services that may be provided by the Adviser and its affiliates to issuers in which the Fund invests; investments by the Fund and other clients of the Adviser, subject to the limitations of the 1940 Act; the formation of additional investment funds managed by the Adviser; differing recommendations given by the Adviser to the Fund versus other clients even though such other clients’ investment objectives may be similar to the Fund’s; the Adviser’s use of information gained from issuers in the

Fund’s portfolio for investments by other clients, subject to applicable law; and restrictions on the Adviser’s use of “inside information” with respect to potential investments by the Fund.

Specifically, the Fund may compete for investments with affiliated BDCs or funds that are advised by the Adviser and its affiliates, subjecting the Adviser and its affiliates to certain conflicts of interest in evaluating the suitability of investment opportunities and making or recommending investments on the Fund’s behalf. To mitigate these conflicts, the Adviser and its affiliates will seek to execute such transactions for all of the participating investment accounts, including the Fund, on a fair and equitable basis and in accordance with the Adviser’s investment allocation policy, taking into account such factors as the relative amounts of capital available for new investments; cash on hand; existing commitments and reserves; the investment programs and portfolio positions of the participating investment accounts, including portfolio construction, diversification and concentration considerations; the investment objectives, guidelines and strategies of each client; the clients for which participation is appropriate; each client’s life cycle; targeted leverage level; targeted asset mix and any other factors deemed appropriate.

Stone Point Funds

Actions taken by the Adviser and its affiliates on behalf of the Credit Funds or Stone Point Capital on behalf of the Trident Funds may be adverse to the Fund and its investments, which could harm the Fund’s performance. For example, the Fund may invest in the same credit obligations as other Credit Funds, although, to the extent permitted under the 1940 Act, the Fund’s investments may include different obligations or levels of the capital structure of the same issuer. The Trident Funds may be invested in portfolio companies that compete directly with the portfolio companies of the Fund. Decisions made with respect to the securities held by one Stone Point Fund may cause (or have the potential to cause) harm to the securities of the issuer held by other Stone Point Funds (including the Fund).

Minority Investor in Adviser

An affiliate of Wafra Inc. (the “Wafra Investor”) holds an indirect, passive, minority stake in Stone Point Credit Management LLC, the parent of the Adviser (the “Parent”), representing approximately 20% of the carry and net management company interest in the Parent, which includes the investment funds, accounts and investment vehicles managed by the Adviser, including the Fund (the “Credit Vehicles”). Although the Wafra Investor does not have the right to participate in the investment process or the day-to-day management of the Adviser or the Credit Vehicles, it may have financial or other interests that could conflict with the interests of the Credit Vehicles and their limited partners or shareholders. In addition, the Wafra Investor may invest in the same companies either at the same time, subject to regulatory requirements, or at different times, and may compete for investments directly and through other interests it holds.

Material Non-Public Information

Certain members of the Investment Team may from time to time serve on boards, investment, or similar governing committees of portfolio companies of the Fund or Other Sponsored Funds including those that engage in asset management. As a result thereof, Stone Point and its affiliates may from time to time acquire confidential or material non-public information that they will not be able to use for the benefit of the Fund, which may lead to the Fund not being able to initiate a transaction that it otherwise might have initiated and not being able to sell an investment that it otherwise might have sold. Also, in connection with prior investments by Other Sponsored Funds, Stone Point and/or such Other Sponsored Fund’s portfolio companies may enter into confidentiality, exclusivity, non-competition or similar agreements that may limit the ability of the Fund to pursue an investment in one or more companies. In addition, as a result of existing investments and activities, Stone Point and the Investment Team may from time to time acquire confidential information that they will not be able to use for the benefit of the Fund. Furthermore, by reason of their responsibilities in connection with their other activities in general, certain Stone Point personnel may acquire confidential or material nonpublic information or be restricted from initiating transactions in certain securities. In those instances, the Fund will not be free to act upon any such information. Due to these restrictions, the Fund may not be able to initiate a transaction that it otherwise might have initiated and may not be able to sell a portfolio investment that it otherwise might have sold. Conversely, the Fund may not have access to material non-public information in the possession of Other Sponsored Funds which might be relevant to an investment decision to be made by the Fund, and the Fund may initiate a transaction or sell a portfolio investment which, if such information had been known to it, may not have been undertaken.

Conflicts of Interest Relating to Investments

The Fund does not invest in, or hold securities of, companies that are controlled by the Adviser or an affiliate’s other clients. However, the Adviser or an affiliate’s other clients may invest in, and gain control over, one of the Fund’s portfolio companies. If the Adviser or an affiliate’s other client, or clients, gains control over one of the Fund’s portfolio companies, it may create conflicts of interest and may subject the Fund to certain restrictions under the 1940 Act. As a result of these conflicts and restrictions, the Adviser may be unable to implement the Fund’s investment strategies as effectively as it could have in the absence of such conflicts or restrictions. For example, as a result of a conflict or restriction, the Adviser may be unable to engage in certain transactions that it would otherwise pursue. In order to avoid these conflicts and restrictions, the Adviser may choose to exit such investments prematurely and, as a result, the Fund may forego any positive returns associated with such investments. In addition, to the extent that an affiliate’s other client holds a different class of securities than the Fund as a result of such transactions, interests may not be aligned.

Recommendations by the Adviser

The Adviser and its affiliates may give advice and recommend securities to other clients which may differ from advice given to, or securities recommended or bought for, the Fund even though such other clients’ investment objectives may be similar to the Fund’s, which could have an adverse effect on the Fund’s business, financial condition and results of operations.

Potential Merger with or Purchase of Assets of Another Fund

The Adviser may in the future recommend to the Board that the Fund merges with or acquires all or substantially all of the assets of one or more funds, including another Stone Point Fund. The Fund does not expect that the Adviser would recommend any such merger or asset purchase unless it determines that it would be in the best interest of the Fund and its shareholders, with such determination dependent on factors it deems relevant, which may include the Fund’s historical and projected financial performance and any proposed merger partner, portfolio composition, potential synergies from the merger or asset sale, available alternative options and market conditions. In addition, no such merger or asset purchase would be consummated absent the meeting of various conditions required by applicable law or contract, at such time, which may include approval of the Board and common equity holders of both funds. If the Adviser is the investment adviser of both funds, various conflicts of interest would exist with respect to any such transaction. Such conflicts of interest may potentially arise from, among other things, differences between the compensation payable to the Adviser by the Fund and by the entity resulting from such a merger or asset purchase or efficiencies or other benefits to the Adviser as a result of managing a single, larger fund instead of two separate funds.

Affiliated Broker-Dealer

The Adviser is an affiliate of SPC Capital Markets LLC, a Delaware limited liability company, which is registered as a broker-dealer with the SEC and a member of FINRA and the Securities Investor Protection Corporation. The Affiliated Broker-Dealer is authorized to engage in the following activities: (i) acting as broker or dealer selling corporate debt securities; (ii) acting as firm commitment underwriter; (iii) acting as real estate syndicator; (iv) investment advisory services (incidental to its role as broker-dealer), including acting as financial advisor to issuers of securities, and participants in mergers, acquisitions, sales, and dispositions of companies; and (v) private placements of securities. The Affiliated Broker Dealer, together with other Stone Point Credit-affiliated entities that conduct financial services, loan origination, structuring, placement or other similar business as a broker, dealer, distributor, syndicator, arranger or originator of securities or loans, may receive fees from other investors and portfolio companies in which the Fund invests but will not collect fees from the Fund.

To the extent permitted by the 1940 Act, the Affiliated Broker-Dealer may, among other assignments, arrange, structure, and/or place equity and debt securities to be issued by portfolio companies of the Fund on a best efforts or firm commitment basis. These placements may from time to time include structuring of offerings, and placement of securities in public offerings of securities issued by portfolio companies of the Fund. The Affiliated Broker-Dealer may act as a firm commitment underwriter (co-manager only) in public and private offerings of securities issued by portfolio companies of the Fund. In certain limited circumstances, the Fund may have a conflict resulting from the foregoing arrangements. When the Affiliated Broker-Dealer serves as underwriter with respect to the securities of a subsidiary of the Fund, the Fund may be subject to a “lock-up” period following the offering under applicable regulations or agreements during which time its ability to sell any securities that it continues to hold is restricted. This restriction may prevent the Fund from disposing of such securities at an opportune time. To the extent permitted by the 1940 Act, the Fund may make investments from time to time in transactions where the Affiliated Broker-Dealer is acting as agent, broker, principal, arranger or syndicate manager or member on the other side of the transaction or for other parties in the transaction. The consent of the Board may be required to enter into certain of the Fund’s potential investments and the failure of the Board to grant such consent would prevent the Fund from consummating such investments, which could adversely affect the Fund.

Service Providers

Certain advisors and other service providers, or their affiliates (including accountants, administrators, lenders, bankers, brokers, investment advisers, attorneys, consultants, custodians, investment or commercial banking firms and certain other advisors and agents) to the Fund or its portfolio companies may also provide goods or services to or have business, personal, political, financial or other relationships with Stone Point. Such advisors and service providers may be investors in the Fund or Other Sponsored Funds, affiliates of Stone Point, current or former portfolio companies of Other Sponsored Funds, sources of investment opportunities or co-investors or counterparties therewith. These relationships may influence Stone Point Credit in deciding whether to select or recommend such a service provider to perform services for the Fund or a portfolio company (the cost of which will generally be borne directly or indirectly by the Fund or such portfolio company, as applicable). In certain circumstances, advisors and service providers, or their affiliates, may charge different rates or have different arrangements for services provided to Stone Point Credit or its respective affiliates as compared to services provided to the Fund and its portfolio companies, which will result in more favorable rates or arrangements than those payable by the Fund or such portfolio companies.

In addition, the portfolio companies of the funds managed by Stone Point may transact business with (or otherwise provide services and/or products to) one another. Those same portfolio companies may also transact business with Stone Point or Stone Point’s funds, employees or affiliates (including, without limitation, certain portfolio companies of Other Sponsored Funds becoming shareholders of the Fund, or portfolio companies of the Fund investing in Other Sponsored Funds). Such arrangements will generally be negotiated and executed at arm’s length, but certain factors may lead a portfolio company to pay higher fees in connection with the services and/or products provided as compared to other similar providers. Those factors include, without limitation, the complexity of the services and/or products being provided, the reputation of the portfolio company in providing such services and/or products, and the ability of the portfolio to meet specified time, budget or other constraints. Furthermore, Stone Point and/or the portfolio companies of the funds managed by it may enter into agreements collectively with vendors which provide products and services to Stone Point and/or the portfolio companies, generally in an effort to reduce costs and expenses. Stone Point may act as a host for the negotiation process associated with such agreements. Notwithstanding the foregoing, Stone Point acts solely as a liaison in connection with the evaluation of, and has no control over the entering into, definitive agreements by such portfolio companies. Any definitive agreements shall be executed solely by and between the applicable portfolio company and applicable counterparty, and such portfolio company (and not Stone Point, except where Stone Point is acting in its own capacity) shall be solely responsible for its obligations thereunder.

Advisors and Consultants

The Adviser may work with or alongside one or more consultants, advisors (including senior advisors and CEOs) and/or operating partners who are retained by the Adviser on a consultancy or retainer or other basis, to provide services to the Fund. The functions undertaken by such persons with respect to the Fund are not exclusive and such persons may perform similar functions and duties for other organizations which may give rise to conflicts of interest. Such persons may also be appointed to the board of directors of companies and have other business interests which give rise to conflicts of interest with the interests of the Fund or a portfolio company of the Fund. Shareholders should note that such persons may retain compensation that will not offset the Management Fee payable to the Adviser, including that: (a) such persons are permitted to retain all directors’ fees, monitoring fees and other compensation received by them in respect of acting as a director or officer of, or providing other services to, a portfolio company and such amounts shall not be credited against the Management Fee; (b) certain of such persons may be paid a deal fee, a consultancy fee or other compensation where they are involved in a specific project relating to the Fund, which fee will be paid either by the Fund or, if applicable, the relevant portfolio company; and (c) such persons may be invited to invest in or alongside the Fund in investments, as part of a participation scheme or otherwise, and will be entitled to retain all of the proceeds generated from such investments.

Valuation Matters

In accordance with Rule 2a-5 under the 1940 Act, the Board has designated the Adviser as the Fund’s “Valuation Designee.” The Adviser, with the assistance of the Valuation Committee, subject to oversight by the Board, is responsible for determining the fair value of the Fund’s investments in instances where there is no readily available market value. Investments for which market quotations are readily available may be priced by independent pricing services. From time to time, the Fund retains an external, independent valuation firm to provide data and valuation analyses on the Fund’s portfolio companies.

The Fund’s investment portfolio is recorded at fair value as determined in good faith in accordance with the Valuation Policy and, as a result, there is and will be uncertainty as to the value of the Fund’s portfolio investments. Under the 1940 Act, the Fund is required to carry its portfolio investments at market value or, if there is no readily available market value, at fair value as determined in accordance with procedures established by the Board. There is not a public market or active secondary market for many of the types of investments in privately held companies that the Fund intends to hold and make. The Fund’s investments may not be publicly traded or actively traded on a secondary market but, instead, may be traded on a privately negotiated over-the-counter secondary market for institutional investors, if at all. As a result, these investments are valued quarterly at fair value as determined in good faith in accordance with the Valuation Policy approved by the Board.

The determination of fair value, and thus the amount of unrealized appreciation or depreciation the Fund may recognize in any reporting period, is to a degree subjective, and the Adviser has a conflict of interest in making fair value determinations. The types of factors that may be considered in determining the fair values of the Fund’s investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, current market interest rates, precedent transactions and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The determinations of fair value in accordance with the Valuation Policy approved by the Board may differ materially from the values that would have been used if an active market and market quotations existed for such investments. The Fund’s NAV could be adversely affected if the determinations regarding the fair value of the investments were materially higher than the values that the Fund ultimately realizes upon the disposal of such investments.

Operating Policies.

The Board has the authority to modify or waive certain operating policies, investment criteria and strategies, in some cases without prior notice and without shareholder approval. The Fund cannot predict the effect any changes to current operating policies, investment criteria and strategies would have on its business, NAV, operating results and the value of its securities. However, the effects might be adverse, which could negatively impact the Fund’s ability to pay distributions and may cause shareholders to lose all or part of their investment. Moreover, the Fund has significant flexibility in investing the net proceeds of its offering and may use the net proceeds from the offering in ways with which shareholders may not agree.

Diverse Shareholders

The shareholders are expected to include U.S. taxable and tax-exempt entities, and institutions from jurisdictions outside of the United States. Such shareholders may have conflicting investment, tax and other interests with respect to their investments in the Fund. The conflicting interests of individual shareholders may relate to or arise from, among other things, the nature of investments made by the Fund or the structuring of the acquisition of portfolio investments. As a consequence, conflicts of interest may arise in connection with decisions made by the Adviser, including in respect of the nature or structuring of investments, that may be more beneficial for one shareholder than for another shareholder, especially in respect of shareholders’ individual tax situations. In selecting and structuring investments appropriate for the Fund, the Adviser considers the investment and tax objectives of the Fund, rather than the investment, tax or other objectives of any shareholder individually.

Other Transactions with Prospective and Actual Shareholders

Prospective investors should note that the Adviser and its affiliates from time to time engage in transactions with prospective and actual shareholders or their affiliates that provide economic and business benefits to such shareholders and the Adviser and its affiliates. Such transactions may be entered into prior to or coincident with a shareholder’s admission to the Fund or during the term of their investment. The nature of such transactions can be diverse and may include benefits relating to the Fund and their portfolio companies. Examples include the ability to co-invest alongside the Fund, recommendations to underwriters for allocations in initial public offerings, a broad range of commercial transactions in the ordinary course of business with such shareholders, their affiliates and portfolio companies, and the purchase or disposition of interests to or from portfolio companies. In addition, the Adviser may acquire Shares from existing shareholders without offering such secondary opportunities to the other shareholders. In such event, the Adviser will have oral and written information concerning the portfolio companies that may be non-public and may be deemed material to a decision to sell Shares, including any information regarding the business, operations, property, financial and other condition and creditworthiness of the portfolio companies, which may not be disclosed to the selling shareholder prior to such acquisition.

Arrangements with Stone Point Capital

The Fund has entered into a license agreement with Stone Point Capital, under which Stone Point Capital granted the Fund a non-exclusive, royalty-free, non-perpetual license to use the name and trademark “Stone Point.” Under this agreement, the Fund has a right to use “Stone Point” for so long as the Fund is a majority affiliate of Stone Point Capital and a private entity. Other than with respect to this limited license, the Fund does not have a legal right to the “Stone Point” name. In the event the license agreement is terminated, the Fund will be required to change its name and cease using “Stone Point” as part of the Fund’s name.

Item 14.    Principal Accounting Fees and Services

The Audit Committee and the Independent Trustees of the Board of Trustees have selected KPMG LLP (“KPMG”) to serve as the independent registered public accounting firm for the Fund for the year ended December 31, 2024.

KPMG has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in the Fund or its affiliates.

For the Period
June 24, 2024
(inception)
through December
31, 2024
Service:
Audit Fees	$35,000
Audit-Related Fees	—
Tax Fees	—
All Other Fees	—
Total Fees:	$35,000

Audit Fees: Audit fees consist of fees billed for professional services rendered for quarterly reviews and services that are normally provided by KPMG in connection with statutory and regulatory filings.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Services Fees: Tax services fees consist of fees billed for professional tax services. These services also include assistance regarding federal, state, and local tax compliance.

All Other Fees: Other fees would include fees for products and services other than the services reported above.

Pre-Approval Policy: The Audit Committee has established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by KPMG, the Fund’s independent registered public accounting firm. The policy requires that the Audit Committee pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such service does not impair the auditor’s independence.

Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. The Audit Committee has delegated pre-approval authority to the Audit Committee Chair pursuant to Section 10A(i) of the Exchange Act. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management.

PART IV.

Item 15.    Exhibits and Financial Statement Schedules

(a)Financial Statements

(1)	The following financial statements are set forth in Item 8 of Part II:

(b)Exhibits required to be filed by Item 601 of Regulation S-K

Please note that the agreements included as exhibits to this Form 10-K are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Declaration of Trust (1)
3.2	Bylaws (1)
4.1	Form of Subscription Agreement (1)
4.2	Description of Securities *
10.1	Investment Advisory Agreement between the Fund and the Adviser (1)
10.2	Expense Support and Conditional Reimbursement Agreement between the Fund and the Adviser *
10.3	Administration Agreement between the Fund and the Administrator (1)
10.4	Sub-Administration Agreement between the Fund and the Sub-Administrator *
10.5	Trademark License Agreement between the Fund and the Adviser (1)
10.6	Dividend Reinvestment Plan (1)
10.7	Form of Indemnification Agreement for Trustees (1)
10.8	Transfer Agency Agreement between the Fund and the Transfer Agent *
10.9	Custody Agreement between the Fund and the Custodian (1)
10.10	Form of Fund of Funds Agreement *
14.1	Code of Ethics *
19.1	Insider Trading Policies and Procedures *
21.1	List of Subsidiaries *
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended *
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended *
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Date File because XBRL tags are embedded within the Inline XBRL document *
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (embedded within the Inline XBRL document) *
(1)	Previously filed as an exhibit to Amendment No. 1 to the Fund’s registration statement on Form 10 (File No. 000-56676) filed with the SEC on October 11, 2024.
*	Filed herewith.
**	Furnished herewith.

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stone Point Credit Income Fund
	By:	/s/ Scott J. Bronner
Date: March 26, 2025		Name: Scott J. Bronner
Title: Principal Executive Officer

	By:	/s/ Steven P. Henke
Date: March 26, 2025		Name: Steven P. Henke
Title: Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10 - K has been signed below by the following person on behalf of the registrant and in the following capacities on March 26, 2025.

/s/ Scott J. Bronner
Scott J. Bronner
Trustee and Principal Executive Officer

/s/ David J. Wermuth
David J. Wermuth
Trustee and Chair of the Board of Trustees

/s/ Peter E. Roth
Peter E. Roth
Trustee and Chair of the Audit Committee

/s/ Jennifer J. Burleigh
Jennifer J. Burleigh
Trustee and Chair of the Nominating and Corporate Governance Committee

/s/ Scott E. Heberton
Scott E. Heberton
Trustee