Form 10-Q
period 2025-03-31
Stone Point Credit Income Fund
filed 2025-05-14
CIK 2031283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 814-01783

Stone Point Credit Income Fund
(Exact name of registrant as specified in its charter)

Delaware
(State of Incorporation)
20 Horseneck Lane
Greenwich, Connecticut 06830
(Address of principal executive offices)
99-6894706
(I.R.S. Employer Identification No.)
(203) 862-2900
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None
Securities registered pursuant to Section 12(g) of the Act:
Common Shares, par value $0.001 per share
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The issuer had 4,926,042 Common Shares of beneficial interest, $0.001 par value per share, outstanding as of April 30, 2025.

Stone Point Credit Income Fund
Form 10-Q for the Quarter Ended March 31, 2025

PART I.FINANCIAL INFORMATION
Item 1.Consolidated Financial Statements
Stone Point Credit Income Fund
Consolidated Statements of Assets and Liabilities

	March 31, 2025	December 31, 2024
	(Unaudited)	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (amortized cost of $268,199,081 and $0, respectively)	$267,889,047	$—
Cash and cash equivalents	8,963,859	26,001
Interest receivable	2,648,207	—
Unsettled trades receivable	530,283	—
Paydown receivable	437,038	—
Deferred offering expenses	522,440	588,332
Prepaid expenses and other assets	22,114	10,475
Expense support receivable	606,087	519,021
Due from Adviser	222	-
Total assets	$281,619,297	$1,143,829

Liabilities
Revolving credit facility payable (net of deferred financing costs of $3,304,013 and $0, respectively) (Note 6)	$136,345,987	$—
Interest and financing fees payable	1,470,219	—
Unsettled trades payable	19,691,097	—
Base management fees payable (Note 3)	63,964	—
Organizational and offering expenses payable (Note 4)	47,835	815,456
Due to Adviser	—	25,000
Distribution payable (Note 7)	1,009,331	—
Accounts payable and accrued expenses	604,594	302,373
Total liabilities	$159,233,027	$1,142,829

Commitments and contingencies (Note 5)	$—	$—
Net Assets:
Common shares of beneficial interest, $0.001 par value, unlimited shares authorized, 4,889,412 and 40 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	$4,889	$—
Additional paid-in capital	122,200,816	1,000
Distributable earnings (accumulated losses)	180,565	—
Total net assets	122,386,270	1,000
Total liabilities and net assets	$281,619,297	$1,143,829
Net asset value per common share of beneficial interest	$25.03	$25.00
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stone Point Credit Income Fund
Consolidated Statements of Operations

Three Months Ended March 31, 2025 (Unaudited)[1]
Investment income
Interest income from non-controlled/non-affiliated investments	$4,447,537
Interest income from cash and cash equivalents	21,406
Total interest income	4,468,943

Total investment income	$4,468,943

Operating expenses
Base management fees (Note 3)	$134,115
Interest and financing fees (Note 6)	1,909,189
Offering costs (Note 4)	119,389
Professional fees	634,829
Trustee fees	68,750
Insurance expense	16,704
Total expenses before expense support	2,882,976
Expense support reimbursement (Note 3)	(785,761)
Net expenses	2,097,215
Net investment income (loss)	$2,371,728
Net realized gains (losses) and unrealized appreciation (depreciation) on investments:
Net realized gains (losses):
Non-controlled/non-affiliated investments	$28,209
Total net realized gains (losses)	$28,209
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	$(310,031)
Total net change in unrealized appreciation (depreciation)	$(310,031)
Net increase (decrease) in net assets resulting from operations	$2,089,906

Per share information - basic and diluted:
Net investment income (loss)	$0.81
Net increase (decrease) in net assets resulting from operations	$0.72
Weighted average shares outstanding	2,920,127
(1)No comparative information has been presented as the Fund commenced operations on January 22, 2025.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stone Point Credit Income Fund
Consolidated Statements of Changes in Net Assets

Three Months Ended March 31, 2025 (Unaudited)[1]
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$2,371,728
Total net realized gains (losses)	28,209
Total net change in unrealized appreciation (depreciation)	(310,031)
Net increase (decrease) in net assets resulting from operations	2,089,906

Decrease in net assets resulting from shareholder distributions:
Shares distributed pursuant to dividend reinvestment plan	(51,129)
Distributions to shareholders	(1,858,212)
Net decrease in net assets resulting from shareholder distributions	(1,909,341)

Increase in net assets resulting from capital share transactions:
Issuance of Shares pursuant to dividend reinvestment plan	51,129
Issuance of Shares	122,153,576
Net increase in net assets resulting from capital share transactions	122,204,705

Total increase in net assets	122,385,270
Net assets, beginning of period	1,000
Net assets, end of period	$122,386,270
Net asset value per share	$25.03
Common shares outstanding at the end of the period	4,889,412
(1)No comparative information has been presented as the Fund commenced operations on January 22, 2025.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stone Point Credit Income Fund
Consolidated Statements of Cash Flows

Three Months Ended March 31, 2025 (Unaudited)[1]
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$2,089,906
Adjustments to reconcile net increase (decrease) in partners’ capital resulting from operations to net cash provided by (used in) operating activities:
Total net change in unrealized (appreciation) depreciation	310,031
Total net realized (gains) losses	(28,209)
Net amortization and accretion of premiums and discounts	(193,644)
Purchases of investments, net	(273,300,411)
Sales and repayments of investments, net	5,366,132
Interest received in kind	(42,946)
Amortization of deferred financing costs	129,248
Changes in operating assets and liabilities:
Interest receivable	(2,648,207)
Unsettled trades receivable	(530,283)
Paydown receivable	(437,038)
Deferred offering expenses	65,892
Prepaid expenses and other assets	(11,639)
Expense support receivable	(87,066)
Due from Adviser	(222)
Interest and financing fees payable	1,470,219
Base management fees payable	63,964
Organizational and offering expenses payable	(767,621)
Due to Adviser	(25,000)
Unsettled trades payable	19,691,097
Accounts payable and accrued expenses	302,222
Net cash provided by (used in) operating activities	(248,583,575)

Cash flows from financing activities
Borrowings under revolving credit facility	167,150,000
Payments on revolving credit facility	(27,500,000)
Deferred financing costs	(3,433,262)
Distributions paid in cash	(848,881)
Proceeds from issuance of Shares	122,153,576
Net cash provided by (used in) financing activities	257,521,433

Net increase (decrease) in cash and cash equivalents	8,937,858
Cash and cash equivalents, beginning of period	26,001
Cash and cash equivalents, end of period	$8,963,859

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$309,722
Reinvestment of distributions during the period	$51,129
(1)No comparative information has been presented as the Fund commenced operations on January 22, 2025.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stone Point Credit Income Fund
Consolidated Schedule of Investments
As of March 31, 2025 (Unaudited)

Portfolio Company 1 2 3 4	Investment Type	Reference Rate and Spread	Footnotes	Interest Rate	Maturity Date [5]	Par Amount / Units	Cost [6]	Fair Value	Percentage of Net Assets [7]
Debt Investments - 218.9%
Financial Services
Barings Middle Market CLO Ltd.	Unsecured Note	SOFR + 6.17%	(10)	10.47%	4/15/2037	5,475,000	5,420,300	5,420,250	4.4%
Beacon Pointe Harmony, LLC	First Lien Term Loan	SOFR +4.75%,0.75% Floor	(10)	9.07%	12/29/2028	2,487,196	2,487,196	2,487,196	2.0%
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	SOFR + 4.75%,0.75% Floor	(9) (10)	9.20%	12/29/2028	2,164,125	2,164,125	2,164,125	1.8%
Churchill Middle Market CLO Ltd.	Unsecured Note	SOFR + 6.85%	(10)	11.17%	4/27/2037	1,570,000	1,570,000	1,570,000	1.3%
Congress Buyer, Inc	First Lien Delayed Draw Term Loan	SOFR + 5.50%,1.00% Floor	(9)	9.91%	2/26/2027	-	(59,753)	(62,500)	-0.1%
HBWM Intermediate II, LLC	First Lien Term Loan	SOFR + 4.50%,0.75% Floor	(10)	8.82%	11/17/2031	2,272,827	2,262,075	2,259,349	1.8%
HBWM Intermediate II, LLC	First Lien Delayed Draw Term Loan	SOFR + 4.50%,0.75% Floor	(10)	8.82%	11/17/2031	2,727,392	2,714,732	2,711,218	2.2%
HBWM Intermediate II, LLC	First Lien Revolver	SOFR + 4.50%,0.75% Floor	(9) (10)	8.82%	8/18/2031	177,280	175,994	174,046	0.1%
Ivy Hill Middle Market Credit Fund XII Ltd	Unsecured Note	SOFR + 6.25%	(10)	10.55%	4/20/2037	4,421,052	4,421,052	4,421,052	3.6%
LD Holdings Group LLC	Unsecured Note	N/A	(8) (11)	8.75%	11/1/2027	2,500,000	2,274,858	2,285,750	1.9%
MAI Capital Management Intermediate LLC	First Lien Term Loan	SOFR + 4.75%,0.75% Floor	(10)	9.05%	8/29/2031	2,757,143	2,731,711	2,731,501	2.2%
MAI Capital Management Intermediate LLC	First Lien Delayed Draw Term Loan	SOFR + 4.75%,0.75% Floor	(9) (10)	9.05%	8/29/2031	644,395	638,996	629,249	0.5%
MAI Capital Management Intermediate LLC	First Lien Revolver	SOFR + 4.75%,0.75% Floor	(9) (10)	9.04%	8/29/2031	148,248	147,492	142,535	0.1%
Nexus Buyer LLC	Second Lien Term Loan	SOFR + 6.25%	(8) (10)	10.67%	11/5/2029	5,000,000	4,993,750	4,986,600	4.1%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR +5.00%,1.00% Floor	(9) (10)	9.32%	10/2/2028	4,858,804	4,810,543	4,833,859	3.9%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR + 5.00%,1.00% Floor	(9)	9.32%	10/2/2028	-	-	(34,839)	0.0%
TA/WEG Intermediate Holdings, LLC	First Lien Revolver	SOFR + 5.00%,1.00% Floor	(9)	9.32%	10/2/2028	-	-	(1,427)	0.0%
TA/WEG Intermediate Holdings, LLC	First Lien Revolver	SOFR + 5.00%,1.00% Floor	(9)	9.32%	10/2/2028	-	-	(1,161)	0.0%
Total Financial Services							36,753,071	36,716,803	29.8%

Health Care Providers & Services
Action Behavior Centers Therapy LLC	First Lien Term Loan	SOFR + 5.00%,0.75% Floor	(10)	9.32%	7/2/2031	7,837,500	7,773,624	7,799,880	6.3%
Action Behavior Centers Therapy LLC	First Lien Delayed Draw Term Loan	SOFR + 5.00%,0.75% Floor	(9) (10)	9.32%	7/2/2031	434,951	431,720	428,100	0.3%
Action Behavior Centers Therapy LLC	First Lien Revolver	SOFR + 5.00%,0.75% Floor	(9)	9.32%	7/2/2031	-	-	(3,429)	0.0%
Belmont Buyer, Inc.	First Lien Term Loan	SOFR + 6.50%,1.00% Floor	(10)	10.80%	6/21/2029	5,259,517	5,281,150	5,259,517	4.3%
Belmont Buyer, Inc.	First Lien Delayed Draw Term Loan	SOFR + 6.50%,1.00% Floor	(10)	10.79%	6/21/2029	1,248,438	1,253,574	1,248,438	1.0%
Belmont Buyer, Inc.	First Lien Revolver	SOFR + 6.50%,1.00% Floor	(9) (10)	10.95%	6/21/2029	210,756	210,756	210,756	0.2%
Chartis Group, LLC	First Lien Term Loan	SOFR + 4.50%,0.75% Floor	(10)	8.80%	9/17/2031	1,709,004	1,693,236	1,693,281	1.4%
Chartis Group, LLC	First Lien Delayed Draw Term Loan	SOFR + 4.50%,0.75% Floor	(9)	8.80%	9/17/2026	-	-	(4,825)	0.0%
Chartis Group, LLC	First Lien Revolver	SOFR + 4.50%,0.75% Floor	(9)	8.80%	9/17/2031	-	-	(2,413)	0.0%
Continental Buyer Inc.	First Lien Term Loan	SOFR + 4.50%,0.75% Floor	(10)	8.72%	4/2/2031	2,251,343	2,224,752	2,240,086	1.8%
Continental Buyer Inc.	First Lien Delayed Draw Term Loan	SOFR + 4.50%,0.75% Floor	(9)	8.72%	8/14/2027	-	(14,482)	(30,504)	0.0%
Continental Buyer Inc.	First Lien Revolver	SOFR + 4.50%,0.75% Floor	(9)	8.72%	4/2/2031	-	(12,699)	(14,160)	0.0%
Covetrus, Inc.	First Lien Term Loan	SOFR + 5.00%,0.50% Floor	(8) (10)	9.30%	10/12/2029	2,992,366	2,902,595	2,885,300	2.4%
Giving Home Health Care	First Lien Term Loan	SOFR + 5.75%,1.00% Floor	(10)	10.05%	4/26/2029	7,031,250	6,982,903	6,982,031	5.70%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR + 5.50%,0.75% Floor	(9) (10)	9.82%	2/13/2031	898,889	901,360	926,656	0.8%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR + 5.50%,0.75% Floor	(10)	9.82%	2/13/2031	1,149,992	1,155,548	1,161,492	0.9%
MB2 Dental Solutions, LLC	First Lien Revolver	SOFR + 5.50%,0.75% Floor	(9)	9.82%	2/13/2031	-	-	-	0.0%
One Call Corp	First Lien Term Loan	SOFR + 5.50%,0.75% Floor	(8) (10)	10.06%	4/22/2027	2,137,306	2,078,530	2,083,873	1.7%
RCP NATS Purchaser, LLC	First Lien Term Loan	SOFR + 5.00%,0.75% Floor	(10)	9.30%	3/19/2032	11,194,030	11,054,816	11,054,104	9.0%
RCP NATS Purchaser, LLC	First Lien Delayed Draw Term Loan	SOFR + 5.00%,0.75% Floor	(9)	9.30%	3/19/2027	-	(13,743)	(27,985)	0.0%
RCP NATS Purchaser, LLC	First Lien Revolver	SOFR + 5.00%,0.75% Floor	(9)	9.30%	3/19/2032	-	(19,490)	(19,590)	0.0%
Vital Care Buyer LLC	First Lien Term Loan	SOFR + 4.50%,0.75% Floor	(10)	8.80%	7/30/2031	3,313,125	3,282,576	3,282,313	2.7%
Vital Care Buyer LLC	First Lien Revolver	SOFR + 4.50%,0.75% Floor	(9)	8.80%	7/30/2031	-	-	(4,063)	0.0%
Total Health Care Providers & Services							47,166,726	47,148,858	38.5%

Portfolio Company 1 2 3 4	Investment Type	Reference Rate and Spread	Footnotes	Interest Rate	Maturity Date [5]	Par Amount / Units	Cost [6]	Fair Value	Percentage of Net Assets [7]

Health Care Technology
Homecare Software Solutions LLC	First Lien Term Loan	SOFR + 5.55%,0.75% Floor	(10)	9.87%	6/16/2031	5,002,108	4,956,231	4,956,088	4.0%
Homecare Software Solutions LLC	First Lien Term Loan	SOFR + 5.55%,0.75% Floor	(10)	9.87%	6/16/2031	2,130,993	2,111,449	2,111,388	1.7%
Homecare Software Solutions LLC	First Lien Delayed Draw Term Loan	SOFR + 5.55%,0.75% Floor	(10)	9.87%	6/16/2031	1,857,926	1,842,771	1,840,833	1.5%
Total Health Care Technology							8,910,451	8,908,309	7.2%

Insurance
Alkeme Intermediary Holdings, LLC	First Lien Term Loan	SOFR + 5.25%,1.00% Floor	(10)	9.55%	10/28/2026	829,167	819,779	820,875	0.7%
Alkeme Intermediary Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR + 5.25%,1.00% Floor	(10)	9.57%	10/28/2026	1,664,734	1,648,896	1,648,087	1.3%
Alkeme Intermediary Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR + 5.25%,1.00% Floor	(9) (10)	9.55%	10/28/2026	23,809	(12,919)	(76,191)	-0.1%
Amerilife Holdings LLC	First Lien Term Loan	SOFR + 5.00%,0.75% Floor	(10)	9.26%	8/31/2029	8,903,522	8,862,963	8,860,785	7.2%
Amerilife Holdings LLC	First Lien Delayed Draw Term Loan	SOFR + 5.00%,0.75% Floor	(9)	9.26%	8/31/2029	-	(3,526)	(7,080)	0.0%
Amerilife Holdings LLC	First Lien Delayed Draw Term Loan	SOFR + 5.00%,0.75% Floor	(9) (10)	9.26%	8/31/2029	1,246,418	1,241,436	1,234,312	1.0%
Amerilife Holdings LLC	First Lien Revolver	SOFR + 5.00%,0.75% Floor	(9)	9.26%	8/31/2028	-	(4,523)	(6,542)	0.0%
ARMStrong Receivable Management	First Lien Term Loan	SOFR + 5.00%,1.00% Floor	(10)	9.40%	10/5/2029	6,370,890	6,347,056	6,347,318	5.2%
ARMStrong Receivable Management	First Lien Delayed Draw Term Loan	SOFR + 5.00%,1.00% Floor	(9) (10)	9.41%	10/5/2029	171,093	170,453	168,808	0.1%
ARMStrong Receivable Management	First Lien Revolver	SOFR + 5.00%,1.00% Floor	(9)	9.40%	10/5/2029	-	-	(483)	0.0%
Arden Insurance Services LLC	First Lien Term Loan	SOFR + 5.25%,1.00% Floor	(10)	9.55%	11/27/2030	3,284,451	3,238,017	3,237,155	2.6%
Arden Insurance Services LLC	First Lien Revolver	SOFR + 5.25%,1.00% Floor	(9) (10)	9.55%	11/27/2030	91,463	90,171	84,878	0.1%
Babylon Buyer, Inc.	First Lien Term Loan	SOFR + 5.75%,0.75% Floor	(10)	10.07%	3/8/2030	3,586,065	3,541,302	3,541,239	2.9%
Babylon Buyer, Inc.	First Lien Revolver	SOFR + 5.75%,0.75% Floor	(9) (10)	10.07%	3/8/2030	102,140	100,497	100,316	0.1%
Foundation Risk Partners, Corp.	First Lien Term Loan	SOFR + 5.00%,0.75% Floor	(10)	9.30%	10/29/2030	2,087,878	2,087,878	2,077,438	1.7%
Foundation Risk Partners, Corp.	First Lien Term Loan	SOFR + 5.00%,0.75% Floor	(10)	9.30%	10/29/2030	708,554	708,554	705,011	0.6%
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	SOFR + 5.00%,0.75% Floor	(10)	9.30%	10/29/2030	330,092	330,092	328,442	0.3%
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	SOFR + 5.00%,0.75% Floor	(9) (10)	9.30%	10/29/2030	1,529,165	1,527,128	1,519,422	1.2%
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	SOFR + 5.00%,0.75% Floor	(10)	9.30%	10/29/2030	7,946,800	7,946,800	7,907,066	6.5%
Foundation Risk Partners, Corp.	First Lien Revolver	SOFR +5.00%,0.75% Floor	(9)	9.30%	10/29/2029	-	-	(4,496)	0.0%
Galway Borrower LLC	First Lien Term Loan	SOFR + 4.50%,0.75% Floor	(10)	8.80%	9/29/2028	6,578,442	6,587,858	6,578,442	5.4%
Galway Borrower LLC	First Lien Delayed Draw Term Loan	SOFR +4.50%,0.75% Floor	(9) (10)	8.80%	9/29/2028	122,008	121,320	107,766	0.1%
Galway Borrower LLC	First Lien Delayed Draw Term Loan	SOFR + 4.50%,0.75% Floor	(10)	8.80%	9/29/2028	3,556,021	3,531,749	3,531,841	2.9%
Galway Borrower LLC	First Lien Revolver	SOFR + 4.50%,0.75% Floor	(9) (10)	8.80%	10/2/2028	197,468	197,468	197,468	0.2%
Redwood Purchaser, Inc.	First Lien Term Loan	SOFR + 5.00%,0.75% Floor	(10)	9.30%	3/3/2031	7,091,205	7,003,618	7,002,565	5.7%
Redwood Purchaser, Inc.	First Lien Delayed Draw Term Loan	SOFR + 5.00%,0.75% Floor	(9)	9.30%	3/3/2027	-	(22,159)	(45,962)	0.0%
Redwood Purchaser, Inc.	First Lien Revolver	SOFR + 5.00%,0.75% Floor	(9)	9.30%	3/3/2031	-	(21,391)	(21,648)	0.0%
RSC Acquisition, Inc	First Lien Term Loan	SOFR +4.75%,0.75% Floor	(10)	9.04%	10/30/2029	1,184,929	1,179,581	1,179,597	1.0%
RSC Acquisition, Inc	First Lien Term Loan	SOFR + 4.75%,0.75% Floor	(10)	9.05%	10/30/2029	857,306	853,436	853,448	0.7%
RSC Acquisition, Inc	First Lien Term Loan	SOFR + 4.75%,0.75% Floor	(10)	9.05%	10/30/2029	447,344	445,325	445,331	0.4%
RSC Acquisition, Inc	First Lien Delayed Draw Term Loan	SOFR + 4.75%,0.75% Floor	(10)	9.06%	10/30/2029	4,260,649	4,241,417	4,241,476	3.5%
RSC Acquisition, Inc	First Lien Delayed Draw Term Loan	SOFR + 4.75%,0.75% Floor	(10)	9.06%	10/30/2029	3,174,171	3,159,844	3,159,887	2.6%
THG Acquisition, LLC	First Lien Term Loan	SOFR + 4.75%,0.75% Floor	(10)	9.07%	10/31/2031	11,241,050	11,135,367	11,134,260	9.1%
THG Acquisition, LLC	First Lien Delayed Draw Term Loan	SOFR + 4.75%,0.75% Floor	(9) (10)	9.07%	10/31/2031	44,391	44,115	20,585	0.0%
THG Acquisition, LLC	First Lien Revolver	SOFR + 4.75%,0.75% Floor	(9) (10)	9.07%	10/31/2031	57,279	56,405	45,376	0.0%
World Insurance Associates LLC	First Lien Delayed Draw Term Loan	SOFR + 5.00%,1.00% Floor	(9)	9.41%	8/14/2026	-	(9,158)	(20,000)	0.0%
World Insurance Associates LLC	First Lien Revolver	SOFR + 5.00%,1.00% Floor	(9)	9.41%	4/3/2030	-	(1,055)	(1,081)	0.0%
Total Insurance							77,143,794	76,895,711	63.0%

IT Services
Bottomline Technologies, Inc.	First Lien Term Loan	SOFR + 5.25%,0.75% Floor	(10)	9.55%	5/14/2029	9,948,980	9,857,573	9,948,980	8.1%
DS Admiral Bidco LLC	First Lien Term Loan	SOFR +4.25%	(8) (10)	8.57%	6/26/2031	1,966,344	1,858,195	1,899,980	1.6%
Lytx, Inc.	First Lien Term Loan	SOFR + 5.00%,1.00% Floor	(10)	9.42%	2/28/2028	7,500,000	7,500,000	7,500,000	6.1%

Portfolio Company 1 2 3 4	Investment Type	Reference Rate and Spread	Footnotes	Interest Rate	Maturity Date [5]	Par Amount / Units	Cost [6]	Fair Value	Percentage of Net Assets [7]
Redwood Services Group, LLC	First Lien Term Loan	SOFR + 5.25%,0.75% Floor	(10)	9.55%	6/15/2029	2,421,571	2,398,597	2,398,324	2.0%
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	SOFR + 5.25%,0.75% Floor	(9)	9.55%	1/3/2027	-	-	(29,553)	0.0%
Total IT Services							21,614,365	21,717,731	17.8%

Professional Services
Accordion Partners LLC	First Lien Term Loan	SOFR + 5.25%,0.75% Floor	(10)	9.55%	11/17/2031	9,782,609	9,719,490	9,688,696	7.9%
Accordion Partners LLC	First Lien Delayed Draw Term Loan	SOFR + 5.25%,0.75% Floor	(9) (10)	9.57%	11/17/2031	260,870	260,870	245,217	0.2%
Accordion Partners LLC	First Lien Revolver	SOFR + 5.25%,0.75% Floor	(9)	9.55%	11/17/2031	-	-	(10,435)	0.0%
Baker Tilly Advisory Group, L.P.	First Lien Term Loan	SOFR + 4.75%,0.75% Floor	(10)	9.07%	6/3/2031	1,827,086	1,801,380	1,803,334	1.5%
Baker Tilly Advisory Group, L.P.	First Lien Delayed Draw Term Loan	SOFR + 4.75%,0.75% Floor	(9)	9.07%	6/3/2026	-	-	(3,593)	0.0%
Baker Tilly Advisory Group, L.P.	First Lien Revolver	SOFR + 4.75%,0.75% Floor	(9)	9.07%	6/3/2030	-	-	(5,035)	0.0%
Cherry Bekaert Advisory LLC	First Lien Term Loan	SOFR + 5.25%,0.75% Floor	(10)	9.57%	6/30/2028	1,077,344	1,064,526	1,064,523	0.9%
Cherry Bekaert Advisory LLC	First Lien Delayed Draw Term Loan	SOFR + 5.25%,0.75% Floor	(9) (10)	9.57%	6/30/2028	1,242,867	1,228,080	1,226,181	1.0%
KRIV Acquisition Inc.	First Lien Term Loan	SOFR + 5.75%,1.00% Floor	(10)	10.05%	7/6/2029	1,710,382	1,709,891	1,710,211	1.4%
KRIV Acquisition Inc.	First Lien Delayed Draw Term Loan	SOFR + 5.75%,1.00% Floor	(10)	10.05%	7/6/2029	199,168	199,111	199,148	0.2%
KRIV Acquisition Inc.	First Lien Delayed Draw Term Loan	SOFR + 5.75%,1.00% Floor	(9)	10.05%	9/25/2026	-	-	(308)	0.0%
More Cowbell II LLC	First Lien Term Loan	SOFR + 5.00%,0.75% Floor	(10)	8.89%	9/2/2030	9,870,699	9,870,699	9,870,699	8.1%
More Cowbell II LLC	First Lien Delayed Draw Term Loan	SOFR + 5.00%,0.75% Floor	(9)	8.89%	9/1/2025	-	-	-	0.0%
More Cowbell II LLC	First Lien Revolver	SOFR + 5.00%,0.75% Floor	(9) (10)	9.20%	9/3/2029	261,324	261,324	261,324	0.2%
PAS Parent Inc.	First Lien Term Loan	SOFR + 4.75%,0.75% Floor	(10)	9.07%	12/29/2028	1,237,500	1,226,662	1,225,620	1.0%
PAS Parent Inc.	First Lien Delayed Draw Term Loan	SOFR + 4.75%,0.75% Floor	(9)	9.07%	6/26/2026	-	-	(36,000)	0.0%
PAS Parent Inc.	First Lien Delayed Draw Term Loan	SOFR + 4.75%,0.75% Floor	(9) (10)	9.07%	12/29/2028	2,870,994	2,845,774	2,838,816	2.3%
PAS Parent Inc.	First Lien Revolver	SOFR + 4.75%,0.75% Floor	(9) (10)	9.07%	12/30/2027	3,455	3,455	(145)	0.0%
Petra Borrower, LLC	First Lien Term Loan	SOFR + 5.75%,1.00% Floor	(10)	10.04%	11/15/2030	4,310,612	4,258,088	4,258,023	3.5%
Petra Borrower, LLC	First Lien Delayed Draw Term Loan	SOFR + 5.75%,1.00% Floor	(9) (10)	9.95%	11/15/2030	801,834	795,288	781,428	0.6%
Petra Borrower, LLC	First Lien Revolver	SOFR + 5.75%,1.00% Floor	(9) (10)	10.07%	11/15/2029	569,389	566,553	561,217	0.5%
Total Professional Services							35,811,191	35,678,921	29.3%

Real Estate Management & Development
Accuserve Solutions, Inc.	First Lien Term Loan	SOFR + 5.25%,1.00% Floor	(10)	9.53%	3/15/2030	8,671,124	8,548,342	8,543,659	7.0%
Accuserve Solutions, Inc.	First Lien Revolver	SOFR + 5.25%,1.00% Floor	(9) (10)	9.55%	3/15/2030	99,432	99,432	93,585	0.1%
Claros Mortgage Trust, Inc.	First Lien Term Loan	SOFR + 4.50%,0.50% Floor	(8) (10)	8.92%	8/9/2026	3,291,234	3,132,716	3,151,357	2.6%
Southpaw AP Buyer, LLC	First Lien Term Loan	SOFR + 5.25%,1.00% Floor	(10)	9.69%	3/2/2028	2,769,326	2,752,434	2,751,103	2.2%
Southpaw AP Buyer, LLC	First Lien Delayed Draw Term Loan	SOFR + 5.25%,1.00% Floor	(9) (10)	9.70%	3/2/2028	173,610	172,529	172,129	0.1%
Southpaw AP Buyer, LLC	First Lien Revolver	SOFR + 5.25%,1.00% Floor	(9)	9.69%	3/2/2028	-	-	(1,485)	0.0%
Titan Home Improvement, LLC	First Lien Term Loan	SOFR + 5.75%,1.00% Floor	(10)	10.06%	5/31/2030	2,591,628	2,544,149	2,546,274	2.1%
Titan Home Improvement, LLC	First Lien Delayed Draw Term Loan	SOFR + 5.75%,1.00% Floor	(9)	10.06%	6/2/2026	-	-	(8,547)	0.0%
Titan Home Improvement, LLC	First Lien Revolver	SOFR + 5.75%,1.00% Floor	(9)	10.06%	5/31/2030	-	-	(7,122)	0.0%
Total Real Estate Management & Development							17,249,602	17,240,953	14.1%

Software
Cardinal Parent Inc	First Lien Term Loan	SOFR + 4.50%,0.75% Floor	(8) (10)	8.79%	11/12/2027	2,992,288	2,867,082	2,920,757	2.4%
Diligent Corporation	First Lien Term Loan	SOFR + 5.00%,0.75% Floor	(10)	9.31%	8/6/2030	5,550,561	5,513,051	5,512,817	4.5%
Diligent Corporation	First Lien Delayed Draw Term Loan	SOFR + 5.00%,0.75% Floor	(9)	9.31%	4/30/2026	-	-	(10,676)	0.0%
Diligent Corporation	First Lien Revolver	SOFR + 5.00%,0.75% Floor	(9)	9.31%	8/6/2030	-	-	(2,580)	0.0%
GovDelivery Holdings, LLC	First Lien Term Loan	SOFR + 5.75%,0.75% Floor	(10)	10.04%	1/17/2031	2,737,505	2,737,505	2,737,505	2.2%
GovDelivery Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR + 5.25%,0.75% Floor	(10)	9.54%	1/17/2031	405,546	405,546	401,531	0.3%
GovDelivery Holdings, LLC	First Lien Revolver	PRIME + 4.25%	(9)	11.75%	1/17/2031	-	-	-	0.0%
Houghton Mifflin Harcourt Company	First Lien Term Loan	SOFR + 5.25%,0.50% Floor	(8) (10)	9.67%	4/9/2029	2,992,327	2,947,442	2,962,718	2.4%
oneZero Financial Systems, LLC	First Lien Term Loan	SOFR + 5.00%,0.75% Floor	(10)	9.29%	10/7/2031	8,653,846	8,573,300	8,573,364	7.0%
oneZero Financial Systems, LLC	First Lien Delayed Draw Term Loan	SOFR + 5.00%,0.75% Floor	(9) (10)	9.30%	10/7/2031	510,577	505,955	496,493	0.4%
oneZero Financial Systems, LLC	First Lien Revolver	SOFR + 5.00%,0.75% Floor	(9)	9.29%	10/7/2031	-	-	(10,168)	0.0%

Portfolio Company 1 2 3 4	Investment Type	Reference Rate and Spread	Footnotes	Interest Rate	Maturity Date [5]	Par Amount / Units	Cost [6]	Fair Value	Percentage of Net Assets [7]
Total Software							23,549,881	23,581,761	19.2%

Total Debt Investments							268,199,081	267,889,047	218.9%

Total Non-Controlled/Non-Affiliated Investments							268,199,081	267,889,047	218.9%

(1)    All of the Fund's investments are domiciled in the United States, except for Barings Middle Market CLO Ltd. which is domiciled in Cayman Islands.
(2)    Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy.
(3)    All investments were qualifying assets as defined under Section 55(a) of the Investment Company Act of 1940 except for Churchill Middle Market CLO Ltd., Claros Mortgage Trust Inc. Ivy Hill Middle Market Credit Fund XII Ltd, Barings Middle Market CLO Ltd. and LD Holdings Group LLC.
(4)    As of March 31, 2025, all investments are pledged as collateral unless otherwise stated.
(5)    The date disclosed represents the expiration of the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(6)    Cost represents the original cost adjusted for amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(7)    Percentage is based on net assets of $122,386,270 as of March 31, 2025.
(8)    Represents securities categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy.
(9)    This investment has an unfunded commitment as of March 31, 2025. For further details, see Note 5. Fair value includes an analysis of the unfunded commitment.
(10)    The interest rate on this security is subject to the Secured Overnight Financing Rate ("SOFR"), which at March 31, 2025 was 4.41%.
(11)    Security is exempt from registration under Rule 144A of the Securities Act of 1933.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stone Point Credit Income Fund
Notes to Consolidated Financial Statements
March 31, 2025
(Unaudited)
Note 1.     Organization
Organization
Stone Point Credit Income Fund (the “Fund”) is a Delaware statutory trust formed on June 24, 2024 ("Inception"). The Fund commenced operations on January 22, 2025. The Fund has elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, the Fund intends to elect to be treated, and to qualify annually thereafter, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
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
Note 2.     Summary of Significant Accounting Policies
Basis of Presentation
Interim consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. Accordingly, they may not include all information and notes required by U.S. GAAP for annual consolidated financial statements. U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2025.
The accompanying consolidated financial statements and include the accounts of the Fund and the SPV. All intercompany balances and transactions have been eliminated in consolidation. All references to the “Fund,” “we,” and “us” herein include Stone Point Credit Income Fund and the consolidated SPV. The Fund is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies. The Fund’s fiscal year ends on December 31. The functional currency of the Fund is U.S. dollars.

Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates and such differences could be material.
Cash and Cash Equivalents
Cash and cash equivalents consist of demand deposits held at a custodian bank. Cash and cash equivalents are carried at cost, which approximates fair value. The Fund’s deposits may, at times, exceed the insured limits under applicable law.
Investments at Fair Value
In accordance with Rule 2a-5 under the 1940 Act, the Board has designated the Adviser as the Fund’s “Valuation Designee.” The Adviser, with the assistance of the Adviser's Valuation Committee, subject to oversight by the Board, is responsible for determining the fair value of the Fund’s investments in instances where there is no readily available market value. Investments for which market quotations are readily available may be priced by independent pricing services. From time to time, the Fund retains an external, independent valuation firm to provide data and valuation analyses on the Fund’s portfolio companies.
The Fund’s investment portfolio will be recorded at fair value as determined in good faith in accordance with procedures established by the Adviser and approved by the Board (the “Valuation Policy”) and, as a result, there is and will be uncertainty as to the value of the Fund’s portfolio investments. Under the 1940 Act, the Fund is required to carry its portfolio investments at market value or, if there is no readily available market value, at fair value as determined in accordance with procedures established by the Board. There is not a public market or active secondary market for many of the types of investments in privately held companies that the Fund intends to hold and make. The Fund’s investments may not be publicly traded or actively traded on a secondary market but, instead, may be traded on a privately negotiated over-the-counter secondary market for institutional investors, if at all. As a result, these investments are valued quarterly at fair value as determined in good faith in accordance with the Valuation Policy approved by the Board.
The determination of fair value, and thus the amount of unrealized appreciation or depreciation the Fund may recognize in any reporting period, is to a degree subjective, and the Adviser has a conflict of interest in making fair value determinations. The types of factors that may be considered in determining the fair values of the Fund’s investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, current market interest rates, precedent transactions and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The determinations of fair value in accordance with the Valuation Policy approved by the Board may differ materially from the values that would have been used if an active market and market quotations existed for such investments. The Fund’s net asset value ("NAV") could be adversely affected if the determinations regarding the fair value of the investments were materially higher than the values that the Fund ultimately realizes upon the disposal of such investments.
Deferred Financing
Financing costs incurred in connection with the Fund’s borrowings (see Note 6) are deferred and amortized over the life of the corresponding facility. The Fund records origination and other expenses related to its debt obligations as deferred financing costs. Deferred financing costs are presented on the Consolidated Statements of Assets and Liabilities as a direct deduction from the debt liability.
Net Asset Value per Common Share
In accordance with U.S. GAAP, the net asset value per Share of the outstanding Shares is determined at least quarterly by dividing the value of total assets minus liabilities by the total number of Shares outstanding.

Interest Income Recognition
Interest income is recorded on the accrual basis and includes amortization of premiums or accretion of discounts. Discounts to par value on securities purchased are accreted into interest income over the contractual life of the respective security using the effective interest method. Premiums to par value on securities purchased are amortized to the first call date into interest income using the effective interest method. The amortized cost of investments represents the original cost adjusted for the amortization of premiums or accretion of discounts, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. Discounts and premiums to par generally include loan origination fees, original issue discount and market discounts.
Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2025, no investments were on non-accrual status.
Organizational and Offering Costs
Organizational expenses are costs associated with the organization of the Fund and are expensed as incurred. Offering expenses are costs associated with the offering of Shares and are capitalized as deferred offering expenses in the Consolidated Statement of Assets and Liabilities. Deferred offering expenses are amortized over a twelve-month period beginning with the later of either the commencement of operations or from incurrence.
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
The Fund evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain income tax positions from inception through March 31, 2025.
Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation
The Fund measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. During the three months ended March 31, 2025, the Fund recorded $28,209 of net realized gain. During the three months ended March 31, 2025, the Fund recorded $310,031 of net unrealized depreciation.

Distributions to Stockholders
Distributions to shareholders are recorded as of the record date. The amount to be paid out as a distribution is determined by the Board.
Dividend Reinvestment Plan
The Fund has adopted an “opt out“ dividend reinvestment plan (“DRIP“), under which a shareholder’s distributions would automatically be reinvested under the DRIP in additional whole and fractional shares, unless the shareholder “opts out“ of the DRIP, thereby electing to receive cash dividends.
The Fund uses newly issued Shares to implement the DRIP. Shares are issued at a price per Share equal to the most recent net asset value per Share determined by the Board.
Shareholders who receive distributions in the form of additional Shares generally will be subject to the same U.S. federal, state and local tax consequences as shareholders who elect not to reinvest distributions. Participation in the DRIP will not in any way reduce the amount of a shareholder’s capital commitment.
Consolidation
As provided under Regulation S-X and ASC Topic 946 - Financial Services - Investment Companies, the Fund will generally not consolidate its investment in a company other than a wholly-owned investment company or controlled operating company whose business consists of providing services to the Fund. Accordingly, the Fund consolidates the accounts of the Fund’s SPV and any additional wholly-owned subsidiaries in its consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Recent Accounting Pronouncements
In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement (Topic 820),” which clarifies the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments affect all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. ASU 2022-03 is effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. For all other entities the amendments are effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. An entity that qualifies as an investment company under Topic 946 should apply the amendments in ASU No. 2022-03 to an investment in an equity security subject to a contractual sale restriction that is executed or modified on or after the date of adoption. The Fund has adopted of ASU No. 2022-03 and does not believe that it had a material effect on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 2200-40),” which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, in each relevant expense caption. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Fund is currently assessing the impact of the guidance but does not expect it will have a material impact on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-04, “Debt – Debt with Conversion and Other Options (Subtopic 470-20)”, which clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 is effective for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Fund is currently assessing the impact of the guidance but does not expect it will have a material impact on its consolidated financial statements. Other than the aforementioned guidance, the Fund's management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3.     Agreements and Related Party Transactions
Investment Advisory Agreement
Subject to the overall supervision of the Board and in accordance with the 1940 Act, the Adviser manages the Fund’s day-to-day operations and provides investment advisory services to the Fund. Under the terms of the Investment Advisory Agreement, the Adviser:
•determines the composition and allocation of the Fund’s investment portfolio, the nature and timing of any changes therein and the manner of implementing such changes;
•identifies, evaluates and negotiates the structure of the investments made by the Fund;
•performs due diligence on prospective portfolio companies;
•executes, closes, services and monitors the Fund’s investments;
•determines the securities and other assets that the Fund shall purchase, retain or sell;
•arranges financings and borrowing facilities for the Fund;
•provides the Fund with such other investment advisory, research and related services as the Fund may, from time to time, reasonably require for the investment of its funds; and
•to the extent permitted under the 1940 Act and the Advisers Act, on the Fund’s behalf, and in coordination with any sub-adviser and any administrator, provides significant managerial assistance to those portfolio companies to which the Fund is required to provide such assistance under the 1940 Act, including utilizing appropriate personnel of the Adviser to, among other things, monitor the operations of the Fund’s portfolio companies, participate in board and management meetings, consult with and advise officers of portfolio companies and provide other organizational and financial consultation.
Under the Investment Advisory Agreement, the Fund pays the Adviser fees for investment management services consisting of the Base Management Fee and the Incentive Fees, each as defined below.
Base Management Fee
The Fund pays to the Adviser an asset-based fee (the “Management Fee”) for management services in an amount equal to an annual rate of 1.25% of the Fund’s net assets (excluding borrowings for investment purposes) as of the beginning of the first calendar day of the applicable month. For purposes of the Investment Advisory Agreement, “net assets” means the Fund’s total assets less liabilities, determined on a consolidated basis in accordance with U.S. generally accepted accounting principles. The Management Fee is payable monthly in arrears. The Management Fee for any partial month is appropriately prorated based on the actual number of days elapsed during such partial month as a fraction of the number of days in the relevant calendar year.
The Management Fee began to accrue from the date on which the fund made its first investment, January 22, 2025 (the “Commencement Date”). The Adviser has agreed to waive 0.50% of the Management Fee that would be otherwise payable for the period beginning on the Commencement Date and ending on January 31, 2028 (the “Waiver Period”). Therefore, during the Waiver Period, the Management Fee is calculated at an annual rate of 0.75% of net assets; for periods ending after the Waiver Period, the Management Fee will be calculated at an annual rate of 1.25% of net assets. The Management Fee is payable monthly in arrears.
For the three months ended March 31, 2025, the Fund incurred Management Fees of $134,115. As of March 31, 2025, the Fund recorded Management Fees payable of $63,964.
Incentive Fee
The Fund will pay to the Adviser an incentive fee (“Incentive Fee”) as set forth below. Beginning on February 1, 2026 (the “Incentive Fee Commencement Date”), the Fund shall pay the Adviser an Incentive Fee. The Incentive Fee will consist of two parts, consisting of the “Investment Income Incentive Fee” and the “Capital Gains Incentive Fee”.
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
For the periods ending on or prior to the second anniversary of the Incentive Fee Commencement Date, the Investment Income Incentive Fee will be calculated and payable on a quarterly basis, in arrears, and will equal 7.50% of pre-incentive fee net investment income of the Fund, subject to a quarterly preferred return to a “Hurdle Rate” of 1.25% per quarter (5.00% annualized). The Fund shall pay the Adviser an Investment Income Incentive Fee with respect to its pre-incentive fee net investment income as follows:
•no Investment Income Incentive Fee based on pre-incentive fee net investment income in any calendar quarter in which the Fund’s pre-incentive fee net investment income does not exceed the Hurdle Rate;
•100% of pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the Hurdle Rate but is less than 1.35% in any calendar quarter (5.41% annualized). This portion of the pre-incentive fee net investment income (which exceeds the Hurdle Rate but is less than 1.35%) is referred to as the “catch-up.” The “catch-up” is meant to provide the Adviser with approximately 7.50% of the Fund’s pre-incentive fee net investment income as if a Hurdle Rate did not apply if pre-incentive fee net investment income exceeds 1.35% in any calendar quarter; and
•7.50% of the pre-incentive fee net investment income, if any, that exceeds 1.35% in any calendar quarter (5.41% annualized), which reflects that once the Hurdle Rate is reached and the catch-up is achieved, 7.50% of all pre-incentive fee net investment income is paid to the Adviser.
For periods ending after the second anniversary of the Incentive Fee Commencement Date, the Investment Income Incentive Fee will be calculated and payable on a quarterly basis, in arrears, and will equal 12.50% of pre-incentive fee net investment income of the Fund, subject to a quarterly preferred return to a “Hurdle Rate” of 1.25% per quarter (5.00% annualized). The Fund shall pay the Adviser an Investment Income Incentive Fee with respect to its pre-incentive fee net investment income as follows:
•no Investment Income Incentive Fee based on pre-incentive fee net investment income in any calendar quarter in which the Fund’s pre-incentive fee net investment income does not exceed the Hurdle Rate;
•100% of pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the Hurdle Rate but is less than 1.43% in any calendar quarter (5.71% annualized). This portion of the pre-incentive fee net investment income (which exceeds the Hurdle Rate but is less than 1.43%) is referred to as the “catch-up.” The “catch-up” is meant to provide the Adviser with approximately 12.50% of the Fund’s pre-incentive fee net investment income as if a Hurdle Rate did not apply if pre-incentive fee net investment income exceeds 1.43% in any calendar quarter; and
•12.50% of the pre-incentive fee net investment income, if any, that exceeds 1.43% in any calendar quarter (5.71% annualized), which reflects that once the Hurdle Rate is reached and the catch-up is achieved, 12.50% of all pre-incentive fee net investment income is paid to the Adviser.
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
For the three months ended March 31, 2025, the Fund did not incur any investment income-based incentive fees.
Capital Gains Incentive Fee
The Capital Gains Incentive Fee is payable in cash at the end of each calendar year in arrears on or after the Incentive Fee Commencement Date or upon the termination of the Investment Advisory Agreement, to the extent it is terminated after the Incentive Fee Commencement Date. The Capital Gains Incentive Fee is calculated as follows:
•For calendar years ending on or prior to the second anniversary of the Incentive Fee Commencement Date, the Capital Gains Incentive Fee shall be an amount equal to 7.50% of the Fund’s realized capital gains, if any, on a cumulative basis, less the aggregate amount of any previously paid Capital Gains Incentive Fees.
•For calendar years ending after the second anniversary of the Incentive Fee Commencement Date, the Capital Gains Incentive Fee shall be an amount equal to 12.50% of the Fund’s realized capital gains, if any, on a cumulative basis, less the aggregate amount of any previously paid Capital Gains Incentive Fees.
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
For the three months ended March 31, 2025, the Fund did not incur any capital gains-based incentive fees.
Administration Agreement
The Fund has entered into an Administration Agreement, pursuant to which the Adviser serves as the Fund’s administrator (in such capacity, the "Administrator") and provides the administrative services necessary for the Fund to operate. The Fund utilizes the Administrator’s office facilities, equipment and recordkeeping services. Pursuant to the Administration Agreement, the Administrator oversees the Fund’s public reporting requirements and tax reporting and monitors the Fund’s expenses and the performance of professional services rendered to the Fund by others. The Fund reimburses the Administrator for its costs and expenses, which may include an allocable portion of overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including compensation paid to or compensatory distributions received by the Fund’s officers (including its Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to the Fund, operations staff who provide services to the Fund, and internal audit staff. The Fund’s allocable portion of overhead will be determined by the Administrator, which will use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to the business and affairs of the Fund, and will be subject to oversight by the Board. The Administrator may elect to waive certain charges that would have otherwise been eligible for reimbursement under the terms of the Administration Agreement which will not be subject to recoupment.
For the three months ended March 31, 2025, the Fund incurred $137,662 of administrative overhead expenses that were included on the Consolidated Statements of Operations as professional fees. As of March 31, 2025, $137,662 of administrative overhead expenses remained payable and were included on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses. For the three months ended March 31, 2025, the Administrator did not waive any charges that were eligible for reimbursement under the terms of the Administration Agreement.
Sub-Administration and Custodian Fees
On January 1, 2025, the Adviser, in its capacity as Administrator to the Fund, entered into a sub-administration agreement with Harmonic Fund Services (in such capacity, the “Sub-Administrator“) under which the Sub-Administrator provides various accounting and other administrative services with respect to the Fund. The Fund pays the Sub-Administrator fees for services the Administrator determines are commercially reasonable in its sole discretion. The Fund also reimburses the Sub-Administrator for all reasonable expenses. To the extent that the Sub-Administrator outsources any of its functions, the Sub-Administrator pays any compensation associated with such functions. The cost of such compensation, and any other costs or expenses under the Sub-Administration Agreement, is in addition to the cost of any services borne by the Fund under the Administration Agreement.
For the three months ended March 31, 2025, the Fund incurred expenses for services provided by the Sub-Administrator of $68,750 that were included on the Consolidated Statements of Operations as professional fees. As of March 31, 2025, $68,750 remained payable and is included on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses.
On September 30, 2024, the Fund entered into a global custody agreement with The Bank of New York Mellon Trust Company, National Association (in such capacity, the “Custodian “) under which the Custodian provides various custody services with respect to the Fund. The Fund pays the Custodian fees for services the Custodian determines are commercially reasonable in its sole discretion. The Fund also reimburses the Custodian for all reasonable expenses. To the extent that the Custodian outsources any of its functions, the Custodian pays any compensation associated with such functions.
For the three months ended March 31, 2025, the Fund incurred expenses for services provided by the Custodian of $38,873 that were included on the Consolidated Statements of Operations as professional fees. As of March 31, 2025, $38,873 remained payable and is included on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses.
Transfer Agent Fees
The Fund has entered into a transfer agent servicing agreement with U.S. Bank Global Fund Services (in such capacity, the “Transfer Agent”). For the three months ended March 31, 2025, the Fund incurred expenses for services provided by the Transfer Agent of $25,000 that were included on the Consolidated Statements of Operations as professional fees. As of March 31, 2025, $9,053 remained payable and is included on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses.
Expense Support and Conditional Reimbursement Agreement
The Fund entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support and Conditional Reimbursement Agreement”) with the Adviser on December 31, 2024. Pursuant to the Expense Support Agreement, the Adviser is obligated to advance all of the Fund’s Other Operating Expenses (defined below) that exceed 1.00% (on an annualized basis) of the Fund’s NAV on a monthly basis (each, a “Required Expense Payment”).
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
For the three months ended March 31, 2025, the Adviser provided expense support of $785,761, which is included on the Consolidated Statements of Operations as expense support reimbursement. For the three months ended March 31, 2025, the Fund did not make any reimbursements payments to the Adviser. As of March 31, 2025, $606,087 remained receivable and is included on the Consolidated Statements of Assets and Liabilities as expense support receivable.
Co-investment Exemptive Relief
The 1940 Act generally prohibits BDCs from entering into negotiated co-investments with affiliates absent an order from the SEC. On June 14, 2022, the SEC granted certain affiliates of the Fund exemptive relief (the “Order“) that permits the Fund to co-invest alongside other funds managed by the Adviser or certain of its affiliates, if, among other things, a “required majority“ (as defined in Section 57(o) of the 1940 Act) of the directors who are not “interested persons” of the Fund, the Adviser or their respective affiliates as defined in Section 2 (a)(19) of the 1940 Act (“Independent Directors”) make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to the Fund and shareholders and do not involve overreaching in respect of the Fund or shareholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of shareholders and is consistent with the Fund’s then-current investment objective and strategies. The Order provides that, in connection with any co-investment transaction, the Fund may participate in any such co-investment transaction on terms that are same to those applicable to the other funds managed by, or certain entities affiliated with, the Adviser or certain of its affiliates. To the extent an investment by such other fund or entity, as applicable, in an applicable co-investment opportunity is based on favorable terms, the Fund will benefit from investing in such co-investment opportunity based on such favorable terms. In addition, the Order provides that, in connection with any such co-investment transaction, the Fund will receive its pro rata share of any transaction fees (including break-up, structuring, monitoring or commitment fees but excluding brokerage or underwriting compensation permitted by section 17(e) or 57(k) of the 1940 Act), in respect of such co-investment transaction, based on the Fund’s relative share of the amount invested or committed, as applicable, in such transaction.
Note 4.     Offering Costs and Organizational Expenses
The Fund has and may continue to bear expenses relating to its offering of its Common Shares. Offering expenses include, without limitation, legal, accounting, printing and other offering costs including those associated with the preparation of a registration statement in connection with any offering of Common Shares.
Organizational expenses include, without limitation, the cost of formation, including legal fees related to the creation and organization of the Fund, its related documents of organization and its election to be regulated as a BDC.

For the three months ended March 31, 2025, the Fund incurred offering costs of $119,389. The Fund did not incur any organizational expenses during the three months ended March 31, 2025. As of March 31, 2025, $47,835 remained payable on the Consolidated Statements of Assets and Liabilities for organizational and offering expenses payable.
Note 5.     Commitments and Contingencies
Litigation and Regulatory Matters
From time to time, the Fund may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Fund’s rights under contracts with the Fund’s portfolio companies. The Fund and the Adviser are not currently a party to any material legal proceedings.
Unfunded Portfolio Company Commitments
From time to time, the Fund may enter into commitments to fund investments. As of March 31, 2025 and December 31, 2024, the Fund had the following unfunded portfolio company commitments at par under loan and financing agreements:

Portfolio Company	Type of Investment	March 31, 2025	December 31, 2024
Accordion Partners LLC	First Lien Delayed Draw Term Loan	$1,369,565	$-
Accordion Partners LLC	First Lien Revolving Loan	1,086,957	-
Accuserve Solutions, Inc.	First Lien Revolving Loan	298,295	-
Action Behavior Centers Therapy LLC	First Lien Delayed Draw Term Loan	992,530	-
Action Behavior Centers Therapy LLC	First Lien Revolving Loan	714,286	-
Alkeme Intermediary Holdings, LLC	First Lien Delayed Draw Term Loan	9,976,191	-
Amerilife Holdings LLC	First Lien Delayed Draw Term Loan	1,474,911	-
Amerilife Holdings LLC	First Lien Delayed Draw Term Loan	1,275,637	-
Amerilife Holdings LLC	First Lien Revolving Loan	1,362,862	-
ARMStrong Receivable Management	First Lien Delayed Draw Term Loan	446,413	-
ARMStrong Receivable Management	First Lien Revolving Loan	130,587	-
Arden Insurance Services LLC	First Lien Revolving Loan	365,854	-
Babylon Buyer, Inc.	First Lien Revolving Loan	43,774	-
Baker Tilly Advisory Group, L.P.	First Lien Delayed Draw Term Loan	276,408	-
Baker Tilly Advisory Group, L.P.	First Lien Revolving Loan	387,324	-
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	7,825,000	-
Belmont Buyer, Inc.	First Lien Revolving Loan	421,512	-
Chartis Group, LLC	First Lien Delayed Draw Term Loan	524,476	-
Chartis Group, LLC	First Lien Revolving Loan	262,238	-
Cherry Bekaert Advisory LLC	First Lien Delayed Draw Term Loan	159,375	-
Congress Buyer, Inc	First Lien Delayed Draw Term Loan	12,500,000	-
Continental Buyer Inc.	First Lien Delayed Draw Term Loan	6,100,825	-
Continental Buyer Inc.	First Lien Revolving Loan	2,831,997	-
Diligent Corporation	First Lien Delayed Draw Term Loan	1,570,022
Diligent Corporation	First Lien Revolving Loan	379,417	-
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	419,497	-
Foundation Risk Partners, Corp.	First Lien Revolving Loan	899,256	-
Galway Borrower LLC	First Lien Delayed Draw Term Loan	2,035,998	-
Galway Borrower LLC	First Lien Revolving Loan	406,417	-
GovDelivery Holdings Inc	First Lien Revolving Loan	383,772	-
HBWM Intermediate II, LLC	First Lien Revolving Loan	368,198	-
KRIV Acquisition Inc.	First Lien Delayed Draw Term Loan	3,076,923	-
MAI Capital Management Intermediate LLC	First Lien Delayed Draw Term Loan	984,176	-
MAI Capital Management Intermediate LLC	First Lien Revolving Loan	466,038	-
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	1,877,778	-
MB2 Dental Solutions, LLC	First Lien Revolving Loan	555,556	-
More Cowbell II LLC	First Lien Delayed Draw Term Loan	1,088,850	-
More Cowbell II LLC	First Lien Revolving Loan	1,154,181	-
oneZero Financial Systems, LLC	First Lien Delayed Draw Term Loan	1,003,846	-
oneZero Financial Systems, LLC	First Lien Revolving Loan	1,081,731	-
PAS Parent Inc.	First Lien Delayed Draw Term Loan	480,938	-
PAS Parent Inc.	First Lien Delayed Draw Term Loan	3,750,000	-
PAS Parent Inc.	First Lien Revolving Loan	371,545	-
Petra Borrower, LLC	First Lien Delayed Draw Term Loan	870,831
Petra Borrower, LLC	First Lien Revolving Loan	100,480	-
RCP NATS Purchaser, LLC	First Lien Delayed Draw Term Loan	2,238,806	-
RCP NATS Purchaser, LLC	First Lien Revolving Loan	1,567,164	-

Portfolio Company	Type of Investment	March 31, 2025	December 31, 2024
Redwood Purchaser, Inc.	First Lien Delayed Draw Term Loan	3,676,921	-
Redwood Purchaser, Inc.	First Lien Revolving Loan	1,731,875	-
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	3,078,429	-
Southpaw AP Buyer, LLC	First Lien Delayed Draw Term Loan	51,458	-
Southpaw AP Buyer, LLC	First Lien Revolving Loan	225,694	-
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	338,101	-
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	7,258,065	-
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	297,297	-
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	241,935	-
THG Acquisition, LLC	First Lien Delayed Draw Term Loan	2,461,575	-
THG Acquisition, LLC	First Lien Revolving Loan	1,195,704	-
Titan Home Improvement, LLC	First Lien Delayed Draw Term Loan	488,372	-
Titan Home Improvement, LLC	First Lien Revolving Loan	406,977	-
Vital Care Buyer LLC	First Lien Revolving Loan	436,875	-
World Insurance Associates LLC	First Lien Delayed Draw Term Loan	4,000,000	-
World Insurance Associates LLC	First Lien Revolving Loan	216,216	-
Total Par		$104,063,931	$-
The unrealized appreciation or depreciation associated with unfunded portfolio company commitments is recorded on the consolidated financial statements and reflected as an adjustment to the valuation of the related security on the Consolidated Schedule of Investments as of March 31, 2025. The par amount of the unfunded portfolio company commitments is not recognized by the Fund until the commitment is funded.
The credit agreements of the unfunded portfolio company commitments contain customary lending provisions which are subject to the portfolio company’s achievement of certain milestones. In instances where the underlying company experiences material adverse effects that would impact the financial condition or business outlook of the company, there is relief to the Fund from funding obligations for previously made commitments. Unfunded portfolio company commitments may expire without being drawn upon, and therefore, do not necessarily represent future cash requirements or future earning assets for the Fund. The Fund expects to maintain sufficient liquidity in the form of cash, financing capacity and undrawn capital commitments from our investors to cover any outstanding unfunded portfolio company commitments we may be required to fund.
Note 6.     Borrowings
In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 200% (or 150% if certain conditions are met) after such borrowing. As a result of complying with the requirements set forth in the Small Business Credit Availability Act, the Fund is able to borrow amounts such that its asset coverage ratio is at least 150%, rather than 200%. On September 30, 2024, the Adviser, as sole shareholder of the Fund, approved a proposal that permits the Fund to reduce its asset coverage ratio to 150%. As of March 31, 2025, the Fund’s asset coverage ratio was 188% .
The following tables show the Fund’s outstanding debt as of March 31, 2025:

	March 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Amount Available (1)	Net Carrying Value (2)
Credit Facility	$250,000,000	$139,650,000	$110,350,000	$136,345,987
Total	$250,000,000	$139,650,000	$110,350,000	$136,345,987
(1)The amount available may be subject to limitations related to the borrowing base under the Financing Facilities, outstanding letters of credit issued and asset coverage requirements.
(2)As of March 31, 2025, all of the Fund's outstanding debt was categorized as Level 3 within in the fair value hierarchy.
Credit Facility
On January 22, 2025, the SPV entered into a senior secured credit facility (the “Credit Facility”) with JPMorgan Chase Bank, National Association (“JPM”). JPM serves as administrative agent, The Bank of New York Mellon Trust Company, National Association, serves as collateral agent, securities intermediary and collateral administrator, and the Adviser, serves as portfolio manager under the Credit Facility.

The initial committed amount of the Credit Facility at closing is $250,000,000 (“Effective Date Financing Commitment”), and after July 22, 2025 (“Scheduled Financing Commitment Increase Date”), subject to the satisfaction of applicable conditions, will increase in an amount equal to $250,000,000 (“Scheduled Financing Commitment) for a total committed amount of $500,000,000. The Credit Facility has an additional discretionary accordion feature, subject to JPM’s consent and the satisfaction of applicable conditions, which could increase total commitments under the Credit Facility to up to $1,000,000,000. All amounts outstanding under the Credit Facility must be repaid by January 22, 2030.
Advances under the Credit Facility bear interest at a per annum rate equal to: (a) in the case of Advances denominated in a Permitted Non-USD Currency, the applicable Reference Rate and (b) in the case of Advances denominated in USD, the Term SOFR Rate plus, in each case, the Applicable Margin for Advances set forth on Schedule 1 of the Credit Facility (“Transaction Schedule”). For any day on which the aggregate principal amount of the outstanding Advances is less than the applicable Minimum Funding Amount, then the SPV shall owe the Lenders interest on the amount of such difference at a per annum rate equal to the Applicable Margin set forth on the Transaction Schedule minus the per annum rate payable in respect of unused commitment fees.
The SPV paid and will pay, as applicable, an unused commitment fee (a) with respect to the Effective Date Financing Commitment (as defined herein) of (i) initially, to but excluding April 22, 2025, 0.35% per annum, (ii) from April 22, 2025 to, but excluding October 22, 2025, 0.50% per annum, and (iii) from October 22, 2025 and thereafter, 0.60% per annum, on the average daily unused facility amount of each lender with respect to each tranche during the period from and including the date of the Credit Facility to but excluding the last day of January 22, 2029; and (b) with respect to the Scheduled Financing Commitment, (i) until the day that is three (3) months after the Scheduled Financing Commitment Increase Date, 0.35% per annum, (ii) for the period from the date described in the foregoing clause (i) to, but excluding, the date that is nine (9) months after such Scheduled Financing Commitment Increase Date, 0.50% per annum and (iii) thereafter, 0.60% per annum.
The SPV’s obligations to the lenders under the Credit Facility are secured by, inter alia, (a) all of the SPV’s portfolio investments, and accounts for receiving payments in respect of the SPV’s portfolio investments, (b) the uncalled capital commitments of the SPV’s sole member, the Fund, and related capital call rights and accounts of the SPV, and (c) the SPV’s right, title and interest in the Fund Collateral. The “Fund Collateral” consists of (a) the uncalled capital commitments of the Fund’s investors and related capital call rights and accounts of the Fund, and (b) the Fund’s right, title and interest in the Feeder Collateral. The “Feeder Collateral” consists of (a) the uncalled capital commitments of the Feeder Fund’s (as defined below) investors, the related capital call rights and accounts of Stone Point Credit Income Feeder Fund, L.P., a Cayman Islands exempted limited partnership (the “Feeder Fund”), and (b) the related capital call rights of the Feeder Fund’s general partner, Stone Point Credit Corporation Feeder GP, L.P., a Cayman Islands exempted limited partnership. The obligations of the SPV under the Credit Facility are non-recourse to the Fund, and the Fund’s exposure under the Credit Facility is limited to the Fund’s uncalled capital commitments to the SPV and the Fund Collateral.
In connection with the Credit Facility, the SPV has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Credit Facility contains customary events of default for similar financing transactions, including if a change of control of the SPV occurs. Upon the occurrence and during the continuation of an event of default, JPM may declare the outstanding advances and all other obligations under the Credit Facility immediately due and payable.
As of March 31, 2025, the carrying amount of the Fund’s borrowings under the Credit Facility approximated its fair value. As of March 31, 2025, unamortized financing costs of $3,304,013 are being deferred and amortized over the remaining term of the Credit Facility. As of March 31, 2025, the Credit Facility had an outstanding principal balance of $139,650,000. The Credit Facility is presented on the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance totaling $136,345,987 as of March 31, 2025.
The following table shows additional information about the interest and financing costs related to the Credit Facility for the three months ended March 31, 2025:

Three Months Ended March 31, 2025
Interest expense related to the Credit Facility	$1,779,941
Financing expenses related to the Credit Facility	129,248
Total interest and financing expenses related to the Credit Facility	$1,909,189

Note 7.     Net Assets
Issuance of Equity Securities
For the three months ended March 31, 2025, the Fund has completed the following issuances of Common shares of beneficial interest, $0.001 par value per share (“Shares”):

Share Issuance Date	Number of Shares Issued	Proceeds
March 31, 2025	852,090	$21,328,576
March 1, 2025 (1)	437,282	10,876,129
January 22, 2025	3,600,000	90,000,000

(1)A portion of total Shares issued included Shares issued to Shareholders participating in the Fund's DRIP.
All issuances of Shares are to be made at a price per Share at least equal to the net asset value per Share, with such calculation to be carried out consistent with the Fund’s valuation policies and procedures.The Fund had 4,889,412 Shares outstanding as of March 31, 2025.
Except with respect to Shares issued under the DRIP, sales of Shares were made pursuant to subscription agreements entered into by the Fund and its investors. Each of the sales of Shares is exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(a)(2) thereof and Regulation D thereunder. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase Shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of five business days’ prior notice to the funding date. As of March 31, 2025, the Fund received capital commitments totaling $452,761,000, of which, $341,270,000 remained unfunded

Distributions
For the three months ended March 31, 2025, the Fund declared the following distributions:

Record Date	Payment Date	Distribution Rate per Share	Distributions Paid
March 31, 2025	April 21, 2025	$0.25	$1,009,331
February 28, 2025	March 21, 2025	$0.25	$900,010
Note 8.     Investments
The following table presents the composition of the Fund’s investment portfolio at cost and fair value as of March 31, 2025. The Fund had not commenced investment activities as of December 31, 2024.

	March 31, 2025
Investments	Amortized Cost	Fair Value	Percent of Total Portfolio at Fair Value
First Lien Loans	$249,519,121	$249,205,395	93.0%
Second Lien Loans	4,993,750	4,986,600	1.9%
Unsecured Notes	13,686,210	13,697,052	5.1%
Total Investments	268,199,081	267,889,047	100.0%

The geographic composition of investments based on fair value as of March 31, 2025 was as follows:

March 31, 2025
U.S.	98.0%
Non-U.S.	2.0%
Total	100.0%
The industry composition of investments based on fair value as of March 31, 2025 was as follows:

March 31, 2025
Financial Services	13.7%
Health Care Providers & Services	17.6%
Health Care Technology	3.3%
Insurance	28.7%
IT Services	8.1%
Professional Services	13.3%
Real Estate Management & Development	6.5%
Software	8.8%
Total	100.0%
Note 9.     Fair Value of Investments
Under ASC Topic 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between a willing buyer and a willing seller at the measurement date. For the Fund’s portfolio securities, fair value is generally the amount that the Fund might reasonably expect to receive upon the current sale of the security. The fair value measurement assumes that the sale occurs in the principal market for the security, or in the absence of a principal market, in the most advantageous market for the security. If no market for the security exists or if the Fund does not have access to the principal market, the security should be valued based on the sale occurring in a hypothetical market.
ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC 820, these levels are summarized below:
Level 1 Valuations - include quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2 Valuations - include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
Level 3 Valuations - include inputs that are unobservable and significant to the fair value measurement.
A financial instrument is categorized within the ASC Topic 820 valuation hierarchy based upon the lowest level of input to the valuation that is significant to the fair value measurement. For example, a Level 3 fair value measurement may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Therefore, unrealized appreciation and depreciation related to such investments categorized as Level 3 investments within the tables below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3). Transfers between levels, if any, will be recognized at the beginning of the period in which the transfer occurred.
The Fund’s investment portfolio includes certain debt and equity instruments of privately held companies for which quoted prices or other inputs falling within the categories of Level 1 and Level 2 are generally not available. In such cases, the Adviser determines the fair value of the Fund’s investments in good faith primarily using Level 3 inputs. In certain cases, quoted prices or other observable inputs exist, and if so, the Adviser assesses the appropriateness of the use of these third-party quotes in determining fair value based on (i) the Adviser’s understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer and (ii) the depth and consistency of broker quotes and the correlation of changes in broker quotes with underlying performance of the portfolio company.
There is no single standard for determining fair value in good faith, as fair value depends upon the specific circumstances of each individual investment. The recorded fair values of the Fund’s Level 3 investments may differ significantly from fair values that would have been used had an active market for the securities existed. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.
The following table presents the fair value hierarchy as of March 31, 2025.

	Fair Value Hierarchy as of March 31, 2025
Description	Level 1	Level 2	Level 3	Total
First Lien Loans	$-	$15,903,985	$233,301,410	$249,205,395
Second Lien Loans	-	4,986,600	-	4,986,600
Unsecured Notes	-	2,285,750	11,411,302	13,697,052
Total	$-	$23,176,335	$244,712,712	$267,889,047
The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended March 31, 2025:

Three Months Ended March 31, 2025	First Lien Loans	Unsecured Notes	Total
Fair value, beginning of period	$-	$-	$-
Purchases of investments, net	238,813,253	11,411,302	250,224,555
Proceeds from sales and principal payments, net	(5,296,993)	-	(5,296,993)
Realized gain (loss) on investments	27,230	-	27,230
Net change in unrealized appreciation/(depreciation)	(431,147)	(50)	(431,197)
Net accretion of discount and amortization of investments	189,067	50	189,117
Transfers into (out of) Level 3	-	-	-
Fair value, end of period	$233,301,410	$11,411,302	$244,712,712
During the three months ended March 31, 2025, there were no transfers in or out of Level 3.
The following table presents the net change in unrealized appreciation (depreciation) for the Level 3 investments that were still held at the three months ended March 31, 2025.

Net Change in Unrealized Appreciation (Depreciation)	Three Months Ended March 31, 2025
First Lien Loans	$(431,147)
Unsecured Notes	(50)
Total	$(431,197)
The following table presents quantitative information about the significant unobservable inputs of the Fund’s Level 3 investments as of March 31, 2025. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Adviser’s determination of fair value.

	March 31, 2025
Type of Investment	Fair Value	Valuation technique	Unobservable input	Range (weighted average)
First Lien Loans	$184,433,076	Discounted Cash Flow	Discount Rate	8.7% - 10.8% (9.6%)
First Lien Loans	48,868,335	Market Transaction	Market Transaction	98.7% - 99.5% (99.1%)
Unsecured Notes	11,411,302	Market Transaction	Market Transaction	99.0% - 100.0% (99.5%)
	$244,712,712

Increases or decreases in unobservable inputs in isolation would result in a higher or lower fair value measurement for such assets. Generally, an increase in market yields may result in a decrease in the fair value of certain of the Fund’s investments.
Note 10.     Earnings Per Share
In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic and diluted net increase in net assets resulting from operations per share is computed by dividing the net increase in net assets resulting from operations by the weighted average number of Shares outstanding during the period. The methodology for the weighted average number of Shares outstanding during the period utilizes the weighted average number of Shares from the beginning of the period through the end of the period. Other potentially dilutive Shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. For the three months ended March 31, 2025, there were no dilutive Shares.
The following table sets forth the computation of basic and diluted earnings per share of the Shares for the three months ended March 31, 2025:

Three Months Ended March 31, 2025 (Unaudited)
Net increase in net assets resulting from operations	$2,089,906
Weighted average shares outstanding—basic and diluted	2,920,127
Basic and diluted net increase in net assets resulting from operations per Share	$0.72
Note 11. Taxes
The Fund intends to elect to be treated, and intends to qualify annually, as a RIC, to distribute substantially all of its income and to comply with the other requirements of the Code applicable to RICs. Accordingly, no provision for federal taxes is required. In addition, by distributing during each calendar year substantially all of its net investment income, net realized capital gains and certain other amounts, if any, the Fund intends not to be subject to a material federal excise tax. The Fund did not have any liabilities for uncertain tax positions or unrecognized tax benefits as of March 31, 2025.
There were no investments as of December 31, 2024. As of March 31, 2025, the tax cost of the Fund’s investments approximates its amortized cost.

Note 12. Financial Highlights
The following per Share data has been derived from information provided on the consolidated financial statements. The following is a schedule of financial highlights for the three months ended March 31, 2025. No comparative information has been presented as the Fund commenced operations on January 22, 2025.

Per Share operating performance:	Three Months Ended March 31, 2025 (Unaudited)
Net asset value, beginning of year/period	$25.00
Results of operations:
Net investment income[1]	0.81
Net realized gains (losses) and unrealized appreciation (depreciation)[2]	(0.28)
Net increase (decrease) in net assets resulting from operations	0.53

Distribution to Common Shareholders
Distribution from earnings	(0.50)
Net decrease in net assets resulting from distributions	(0.50)
Net asset value, end of year/period	$25.03

Shares outstanding, end of year/period	4,889,412
Ratio/Supplemental data:
Net assets, end of year/period	$122,386,270
Weighted average Shares outstanding	2,920,127
Total return[3]	2.14%
Portfolio turnover	2.00%
Ratio of net expenses to net assets[4]	13.90%
Ratio of net investment income to net assets[4]	15.72%
1     The per Share data was derived by using the weighted average Shares outstanding during the period.
2     The amount shown at this caption is the balancing amount derived from the other figures in the schedule. The amount shown at this caption for a Share outstanding throughout the year/period does not agree with the change in the aggregate appreciation and depreciation in portfolio securities for the period because of the timing of sales of the Fund's Shares in relation to fluctuating market values for the portfolio.
3     Total return is based upon the change in net asset value per Share between the opening and ending net asset values per Share, assuming reinvestment of any distributions during the period. Total return is not annualized and does not include a sales load.
4     The ratios reflect an annualized amount. For the three months ended March 31, 2025, the ratio of total Operating Expenses to average net assets was 19.11% on an annualized basis, excluding the effect of the expense support. For the three months ended March 31, 2025, the ratio of net investment income to average net assets was 10.51% on an annualized basis, excluding the effect of the expense support.

Note 13. Subsequent Events
Management has evaluated subsequent events and transactions for potential recognition and/or disclosure through the date the consolidated financial statements were issued. Except as set forth below, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized on the consolidated financial statements as of and for the three months ended March 31, 2025.
On April 2, 2025 (with final number of Shares being determined on April 17, 2025), the Fund issued and sold 30,459.162 of the Fund’s Shares, pursuant to a capital drawdown notice to its investors and to the subscription agreements entered into by the Fund and its investors, for aggregate proceeds of $762,420.

On May 13, 2025, the Board of Trustees of the Fund declared distributions with respect to the Fund’s Shares as follows (collectively, the “Distributions”):

Distribution Period	Record Date	Payment Date (1)	Distribution Per Share
May 2025	May 31, 2025	June 20, 2025	$0.02	(2)
May 2025	May 31, 2025	June 20, 2025	$0.25
June 2025	June 30, 2025	July 21, 2025	$0.25
July 2025	July 31, 2025	August 21, 2025	$0.25
1     The Distributions will be paid on or around the payment dates above.
2     Represents a special distribution.
The Distributions will be paid in cash or reinvested in Shares for shareholders participating in the Fund's distribution reinvestment plan.
Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
This quarterly report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:
•our future operating results;
•our business prospects and the prospects of our portfolio companies;
•risk associated with possible disruptions in our operations or the economy generally, including disruptions from the impact of any public health emergencies or crises;
•interest rate volatility, particularly because we use leverage as part of our investment strategy;
•the impacts of rising interest and inflation rates and the risk of recession on our business prospects and the prospects of our portfolio companies;
•general economic, political and industry trends and other external factors, including uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union, China, Russia, Ukraine and the Middle East;
•our contractual arrangements and relationships with third parties;
•actual and potential conflicts of interest with our Adviser and its affiliates;
•the dependence of our future success on the general economy and its effect on the industries in which we invest;
•the ability of our portfolio companies to achieve their objectives;
•the adequacy of our financing sources and working capital;
•the timing of cash flows, if any, from the operations of our portfolio companies;
•the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments;
•the ability of our Adviser and its affiliates to attract and retain highly talented professionals;

•our ability to maintain our qualification as a business development company (“BDC”) and as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);
•the effect of changes in tax laws and regulations and interpretations thereof; and
•the risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” of the Fund’s Annual Report on Form 10-K and elsewhere in this report.
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” of the Fund’s Annual Report on Form 10-K and elsewhere in this report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
You should understand that under Section 27A(b)(2)(B) of the Securities Act, and Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to forward-looking statements made in periodic reports we file under the Exchange Act.
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. Unless indicated otherwise, the “Fund,” “we,” “us,” and “our” refer to Stone Point Credit Income Fund, and the “Adviser” refers to Stone Point Credit Income Adviser LLC, an affiliate of Stone Point Capital LLC (“Stone Point Capital”) (together with the Adviser and their other affiliates, collectively, “Stone Point”).
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
As of March 31, 2025, the Fund has called equity capital in the amount of $111,490,996. See “Subscriptions and Drawdowns” under “Financial Condition, Liquidity and Capital Resources” below for further details. Management anticipates calling additional equity capital for investment purposes through drawdowns in respect of capital commitments made by investors pursuant to private placements (“Private Offering”) of Shares.
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
The Fund generally expects to invest in middle market companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $30,000,000 and $250,000,000 annually. Typical middle market senior loans may be issued by middle market companies in the context of leveraged buyouts, acquisitions, debt refinancings, recapitalizations, and other similar private credit transactions or a combination of the foregoing in seeking to achieve our investment objective. Notwithstanding the foregoing, the Adviser may determine whether companies qualify as “middle market” in its sole discretion, and the Fund may from time to time invest in larger or smaller companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and syndicated loan markets. The Fund’s target credit investments typically have maturities between 3 and 6 years. The Fund has adopted a non-fundamental policy to invest, under normal market conditions, at least 75% of the value of its total assets (measured at the time of each such investment) in investments that are in the financial services, business services, software and technology or healthcare services sectors. The remaining 25% of the value of the Fund’s total assets (measured at the time of each such investment) may be invested across a wide range of sectors.
Key Components of Operations
Investments
Our level of investment activity can and will vary substantially from period to period depending on many factors, including the amount of debt available to middle market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the type of investments we make.
As a BDC, the Fund must invest at least 70% of its assets in “qualifying assets,” which may include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all U.S. private operating companies and small U.S. public operating companies with a market capitalization of less than $250,000,000.
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
Expenses
The Fund does not currently have any employees and does not expect to have any employees. The Fund’s day-to-day investment operations are managed by the Adviser, and services necessary for the Fund’s business, including the origination and administration of its investment portfolio, are provided by individuals who are employees of the Adviser, Administrator and Sub-Administrator, pursuant to the terms of the Investment Advisory Agreement, Administration Agreement and Sub-Administration Agreement. The Fund reimburses the Administrator for its allocable portion of expenses incurred by it in performing its obligations under the Administration Agreement, including its allocable portion of the cost of certain of the Fund’s officers and their respective staff, and the Adviser for certain expenses under the Investment Advisory Agreement. The Fund will also reimburse the Sub-Administrator for all reasonable expenses incurred in providing services in respect to the Fund. The Fund bears its allocable portion of the compensation paid by Stone Point to the Fund’s Chief Compliance Officer and Chief Financial Officer and their respective staff (based on a percentage of time such individuals devote, on an estimated basis, to the Fund’s business affairs). The Fund bears all other costs and expenses of the Fund’s operations, administration and transactions, including, but not limited to (i) investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Investment Advisory Agreement; (ii) the Fund’s allocable portion of overhead and other expenses incurred by Administrator and Sub-Administrator in performing their administrative obligations under the Administration Agreement and Sub-Administration Agreement, respectively, and (iii) all other expenses of its operations and transactions including, without limitation, those relating to:
•the Fund’s initial organizational costs incurred prior to the commencement of the Fund’s operations;
•operating costs incurred prior to the commencement of the Fund’s operations;
•the cost of calculating the Fund’s NAV, including the cost of any third-party valuation services;
•the cost of effecting sales and repurchases of Shares and other securities, including, except as otherwise noted below, in connection with the Private Offering;

•fees payable to third parties relating to making investments, including the Adviser’s or its affiliates’ travel expenses, research costs and out-of-pocket fees and expenses associated with performing due diligence and reviews of prospective investments;
•interest expense and other costs associated with the Fund’s indebtedness;
•transfer agent, DRIP administrator and custodial fees;
•out-of-pocket fees and expenses associated with marketing efforts;
•federal and state registration fees and any stock exchange listing fees;
•U.S. federal, state and local taxes;
•Independent Trustees’ fees and expenses;
•brokerage commissions and markups;
•fidelity bond, trustees’ and officers’ liability insurance and other insurance premiums;
•direct costs, such as printing, mailing, long distance telephone and staff;
•fees and expenses associated with independent audits and outside legal costs;
•costs associated with the Fund’s reporting and compliance obligations U.S. federal and state securities laws, including, the Securities Act, the Exchange Act and the 1940 Act; and
•other expenses incurred by the Administrator or the Fund in connection with administering the Fund’s business, including payments under the Administration Agreement that will be based upon the Fund’s allocable portion (subject to the review and approval of the Board) of overhead.
From time to time, the Adviser or its affiliates may pay third-party providers of goods or services. The Fund will subsequently reimburse the Adviser for such amounts paid on the Fund’s behalf. There is no contractual cap on the amount of reasonable costs and expenses for which the Adviser will be reimbursed.
The Fund has entered into credit facilities to partially fund the Fund’s operations, and may incur costs and expenses including commitment, origination, legal and/or structuring fees and the related interest costs associated with any amounts borrowed. See “Financing Facilities” under “Financial Condition, Liquidity and Capital Resources” below for further details.
The Fund has had little operating history and therefore this statement concerning additional expenses is necessarily an estimate and may not match the Fund’s actual results of operations in the future.
Leverage
The amount of leverage that the Fund employs depends on the Adviser’s and the Board’s assessment of market and other factors at the time of any proposed borrowing. In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 200% (or 150% if certain conditions are met) after such borrowing. As a result of complying with the requirements set forth in the 1940 Act, the Fund is able to borrow amounts such that its asset coverage ratio is at least 150%, rather than 200%. On September 30, 2024, the Adviser, as sole shareholder of the Fund, approved a proposal that permits the Fund to reduce its asset coverage ratio to 150%. As of March 31, 2025, the Fund’s asset coverage ratio was 188%. As of December 31, 2024, the Fund had not incurred any borrowings.
In any period, our interest expense will depend largely on the extent of our borrowing and we expect interest expense will increase as we increase our leverage over time within the limits of the 1940 Act. In addition, we may dedicate assets or capital commitments as collateral to financing facilities.

Financial and Operating Highlights

Three Months Ended March 31, 2025
Total investment income	$4,468,943
Net expenses	2,097,215
Net investment income (loss)	2,371,728
Total net realized gains (losses)	28,209
Total net change in unrealized appreciation/(depreciation)	(310,031)
Net increase (decrease) in net assets resulting from operations	$2,089,906
Per share information – basic and diluted:
Net investment income (loss)	$0.81
Net investment increase (decrease) in net assets resulting from operations	$0.72
Distributions declared per share	$0.50

Consolidated balance sheet data	As of March 31, 2025	As of December 31, 2024
Cash and cash equivalents	$8,963,859	$26,001
Investments at fair value	267,889,047	-
Total assets	281,619,297	1,143,829
Total debt (net of unamortized deferred financing costs)	136,345,987	-
Total liabilities	159,233,027	1,142,829
Total net assets	$122,386,270	$1,000
Net asset value per share	$25.03	$25.00
Other data
Number of portfolio companies	52	-
Distributions declared per share	0.50	-
Total return based on net asset value[1]	2.14%	-
________________________
1Total return is based upon the change in net asset value per share between the opening and ending net asset values per share, assuming reinvestment of any distributions during the period. Total return is not annualized and does not include a sales load.

Portfolio and Investment Activity
Our investment activity for the three months ended March 31, 2025 is presented below (information presented herein is at par value unless otherwise indicated).

Three Months Ended March 31, 2025
New investment commitments:
Total new investment commitments	$379,447,016

Principal amount of investments funded:
First lien loans	$257,221,127
Second lien loans	5,000,000
Unsecured notes	13,966,052
Total principal amount of investments funded	$276,187,179
Principal amount of investments sold or repaid:
First lien loans	$5,376,633
Second lien loans	-
Unsecured notes	-
Total principal amount of investments sold or repaid	$5,376,633
Number of new investment commitments in new portfolio companies	52
Average new investment commitment amount in new portfolio companies	$7,297,058
Percentage of new debt investment commitments at floating rates	99.3%
Percentage of new debt investment commitments at fixed rates	0.7%
Weighted average yield to maturity on funded debt and other income producing securities[1]	9.7%
Weighted average yield to maturity on investments sold or repaid during the period[1]	9.4%
___________________
1Weighted average yield to maturity is calculated by weighting the yield to maturity of each investment by its ending funded par amount. Yield to maturity is calculated inclusive of a portfolio company’s spread, reference rate floor (if any) or actual reference rate in effect and original issue discount through maturity and excludes any upfront fees.
As of March 31, 2025, the Fund had 127 debt investments in 52 portfolio companies with an aggregate fair value of $267,889,047. As of December 31, 2024, the Fund had not commenced investment activity.
As of March 31, 2025, the Fund’s investments consisted of the following:

	March 31, 2025
Investments	Amortized Cost	Fair Value	Percent of Total Portfolio at Fair Value
First Lien Loans	$249,519,121	$249,205,395	93.0%
Second Lien Loans	4,993,750	4,986,600	1.9%
Unsecured Notes	13,686,210	13,697,052	5.1%
Total Investments	$268,199,081	$267,889,047	100.0%

The industry composition of investments based on fair value as of March 31, 2025 was as follows:

March 31, 2025
Financial Services	13.7%
Health Care Providers & Services	17.6%
Health Care Technology	3.3%
Insurance	28.7%
IT Services	8.1%
Professional Services	13.3%
Real Estate Management & Development	6.5%
Software	8.8%
Total	100.0%
The geographic composition of investments based on fair value as of March 31, 2025 was as follows:

March 31, 2025
U.S.	98.0%
Non-U.S.	2.0%
Total	100.0%
The following table presents certain selected information regarding our investment portfolio as of March 31, 2025:

As of March 31, 2025
Number of portfolio companies	52
Median EBITDA (based on par)	$117,765,000
Percentage of performing debt bearing a floating rate	99.1%
Percentage of performing debt bearing a fixed rate	0.9%
Weighted average yield to maturity on debt and other income producing investments (at fair value)[1]	9.7%
_________________
1Weighted average yield to maturity is calculated by weighting the yield to maturity of each investment by its ending funded par amount. Yield to maturity is calculated inclusive of a portfolio company’s spread, reference rate floor (if any) or actual reference rate in effect and original issue discount through maturity and excludes any upfront fees.

The following table presents the maturity schedule of our debt investments based on fair value as of March 31, 2025:

	March 31, 2025
Maturity Year	Fair Value	Percentage of Portfolio
2026	$5,460,179	2.0%
2027	7,093,731	2.6%
2028	36,633,615	13.7%
2029	66,093,467	24.7%
2030	51,091,634	19.1%
2031	79,070,605	29.5%
2032	11,034,514	4.1%
2033	-	-
2034	-	-
2035	-	-
2036	-	-
2037	11,411,302	4.3%
Total	$267,889,047	100.0%
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

Investment Performance Rating	Description
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
The following table shows the composition of our portfolio investments on the Adviser’s internal performance rating scale:

	March 31, 2025
Investment Rating	Fair Value	Percentage of Portfolio
1	27,581,003	10.3%
2	240,308,044	89.7%
3	-	0.0%
4	-	0.0%
5	-	0.0%
	267,889,047	100.0%
The following table presents the amortized cost of our performing and non-accrual investments as of March 31, 2025:

	March 31, 2025
	Amortized Cost	Percentage
Performing	$268,199,081	100.0%
Non-accrual	-	-
Total	$268,199,081	100.0%
The following table presents the fair value of our performing and non-accrual investments as of March 31, 2025:

	March 31, 2025
	Fair Value	Percentage
Performing	$267,889,047	100.0%
Non-accrual	-	-
Total	$267,889,047	100.0%
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

Results of Operations
As of December 31, 2024, the Fund had not commenced investment activity. The following table presents the operating results for the three months ended March 31, 2025:

Three Months Ended March 31, 2025
Total investment income	$4,468,943
Less: net expenses	2,097,215
Net investment income (loss)	2,371,728
Total net realized gains (losses)	28,209
Net change in unrealized appreciation (depreciation) on investments	(310,031)
Net increase (decrease) in net assets resulting from operations	$2,089,906
Investment Income
Total investment income consisted of interest income from investments, dividend income from investments, interest from cash and cash equivalents and fee income. For the three months ended March 31, 2025, total investment income was comprised of the following:

Three Months Ended March 31, 2025
Interest income from investments	$4,447,537
Interest from cash and cash equivalents	21,406
Total investment income	$4,468,943
Expenses
Operating expenses for the three months ended March 31, 2025 were as follows:

Three Months Ended March 31, 2025
Base management fees	$134,115
Interest and credit facility fees	1,909,189
Offering costs	119,389
Professional fees	634,829
Trustees fees	68,750
Insurance expenses	16,704
Total expenses before expense support	$2,882,976
Expense support reimbursement	$(785,761)
Net expenses	$2,097,215
Under the Administration Agreement, we will reimburse the Administrator for all reasonable costs and expenses incurred for services performed for us. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties, and we will reimburse the expenses of these parties incurred directly and/or paid by the Administrator on the Fund’s behalf. The Administrator can waive any amounts owed to it under the Administration Agreement, at its discretion.
For the three months ended March 31, 2025, the Fund incurred $137,662 of administrative overhead expenses that were included on the Consolidated Statements of Operations as professional fees.

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
Net Realized Gains (Losses) and Unrealized Appreciation (Depreciation) on Investments
The following table summarizes our net realized gains (losses) and unrealized appreciation (depreciation) for the three months ended March 31, 2025:

Three Months Ended March 31, 2025
Net realized gains (losses) and unrealized appreciation (depreciation) on investments
Total net realized gains (losses)	$28,209
Total net change in unrealized appreciation (depreciation)	(310,031)
Net realized gains (losses) and unrealized appreciation (depreciation) on investments	$(281,822)
The Adviser determines the fair value of our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation or depreciation.
The Adviser determines the fair value of our portfolio investments quarterly and any changes in fair value are recorded as unrealized appreciation or depreciation. During the three months ended March 31, 2025, we had net change in unrealized depreciation on our investment portfolio of $310,031 driven primarily by a decrease in the fair value of our debt instruments acquired during the period.
Financial Condition, Liquidity and Capital Resources
The Fund intends to generate further cash from (1) future offerings of the Fund’s Shares, (2) cash flows from operations and (3) borrowings from banks or other lenders. The Fund seeks to enter into bank debt, credit facility or other financing arrangements on at least customary market terms; however, the Fund cannot assure you it will be able to do so.
The Fund’s primary use of cash is for (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including paying the Adviser), (3) debt service of any borrowings and (4) cash distributions to the holders of the Fund’s Shares.
Equity
Subscriptions and Drawdowns
For the three months ended March 31, 2025, the Fund completed the following Share issuances:

Share Issuance Date	Number of Shares Issued	Proceeds
March 31, 2025	852,090	$21,328,576
March 1, 2025 (1)	437,282	10,876,129
January 22, 2025	3,600,000	90,000,000

(1)A portion of total Shares issued included Shares issued to Shareholders participating in the Fund's DRIP.

The sales of Shares were made pursuant to subscription agreements entered into by the Fund and its investors. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase Shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of five business days’ prior notice to the funding date. Each of the sales of Shares is exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and Regulation D thereunder.
Debt
Financing Facilities
As of December 31, 2024, the Fund did not enter into any financing facilities. The following table shows the Fund’s outstanding debt as of March 31, 2025:

	March 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Amount Available (1)	Net Carrying Value
Credit Facility	$250,000,000	$139,650,000	$110,350,000	$136,345,987
Total	$250,000,000	$139,650,000	$110,350,000	$136,345,987
__________
(1)The amount available may be subject to limitations related to the borrowing base under the Financing Facilities, outstanding letters of credit issued and asset coverage requirements.
Liquidity
Operating liquidity is our ability to meet our short-term liquidity needs. The following table presents our operating liquidity position as of March 31, 2025 and December 31, 2024:

	As of
	March 31, 2025	December 31, 2024
Cash	$8,963,859	$26,001
Unused borrowing capacity	110,350,000	-
Unfunded portfolio company commitments	(104,063,931)	-
Undrawn capital commitments	341,270,004	-
Total operational liquidity	$356,519,932	$26,001

__________
Distributions
For the three months ended March 31, 2025, the Fund declared the following distributions:

Record Date	Payment Date	Distribution Rate per Share	Distributions Paid
March 31, 2025	April 21, 2025	$0.25	$1,009,331
February 28, 2025	March 21, 2025	$0.25	$900,010
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

Unfunded Portfolio Company Commitments
From time to time, the Fund may enter into commitments to fund investments. As of March 31, 2025, the Fund had unfunded portfolio commitments under loan and financing agreements in the amount of $104,063,931. The Fund expects to maintain sufficient liquidity in the form of cash, financing capacity and undrawn capital commitments from our investors to cover any outstanding unfunded portfolio company commitments we may be required to fund.
Investor Commitments
As of March 31, 2025, the Fund has received $452,761,000 of capital commitments, of which $341,270,004 remains unfunded. As of December 31, 2024, the Fund had received capital commitments totaling $1,000, of which, $0 remains unfunded.
Contractual Obligations
Our payment obligations for repayment of debt, which total our contractual obligations on March 31, 2025, include $250,000,000 of financing under the Credit Facility maturing in three to five years.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Credit Facility	$250,000,000	$-	$-	$250,000,000	$-
Total	$250,000,000	$-	$-	$250,000,000	$-
Hedging
In connection with certain portfolio investments, the Fund may employ hedging techniques designed to reduce the risk of adverse movements in interest rates, securities prices and currency exchange rates. While such transactions may reduce certain risks, such transactions themselves may entail certain other risks. Thus, while the Fund may benefit from the use of these hedging mechanisms, unanticipated changes in interest rates, securities prices, currency exchange rates and other factors may result in a poorer overall performance for the Fund than if it had not entered into such hedging transactions. The successful utilization of hedging and risk management transactions requires skills that are separate from the skills used in selecting and monitoring investments. There were no hedging transactions through the three months ended March 31, 2025.
Critical Accounting Policies
This discussion of the Fund’s operating plans is based upon the Fund’s financial statements, which are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires the Fund’s management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, the Fund describes its critical accounting policies in the notes to the Fund’s financial statements.
Valuation of Investments
The Board has designated the Adviser as the Fund’s “Valuation Designee” under Rule 2a 5 under the 1940 Act. The Adviser determines the value of the Fund’s investments in accordance with the Fund’s Valuation Policy and fair value accounting guidance promulgated under GAAP, which establishes a hierarchical disclosure framework which ranks the observability inputs used in measuring financial instruments at fair value. See the Notes to Consolidated Financial Statements for a description of the hierarchy for fair value measurements and a description of the Fund’s valuation procedures.
Revenue Recognition
The Fund records interest income on an accrual basis to the extent that the Fund expects to collect such amounts. Certain investments may have contractual PIK interest. PIK interest represent accrued interest that is added to the principal amount or liquidation amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. The Fund does not accrue as a receivable interest on loans and debt securities for accounting purposes if the Fund has reason to doubt the Fund’s ability to collect such interest. Original issue discounts, market discounts or premiums are accreted or amortized over the life of the respective security using the effective interest method as interest income. The Fund records prepayment premiums on loans and debt securities as interest income.
U.S. Federal Income Taxes
The Fund intends to elect to be treated, and intends to qualify annually thereafter, to be subject to tax as a RIC under Subchapter M of the Code. As a RIC, the Fund generally will not be subject to corporate-level U.S. federal income taxes on any ordinary income or capital gains distributed to shareholders. To qualify as a RIC, the Fund must, among other things, maintain an election under the 1940 Act to be regulated as a BDC, meet specified source-of-income and asset diversification requirements as well as distribute each taxable year dividends for U.S. federal income tax purposes generally of an amount at least equal to 90% of the Fund’s “investment company taxable income,” which is generally the Fund’s net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and is determined without regard to any deduction for dividends paid. See “Note 11. Taxes.”
Item 3.Quantitative and Qualitative Disclosures about Market Risk
The Fund is subject to financial market risks, including valuation risk and interest rate risk.
Valuation Risk
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
Interest Rate Risk
Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Because we expect to fund a portion of our investments with borrowings, our net investment income is expected to be affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
As of March 31, 2025, 99.1% of our debt investments based on fair value were at floating rates. The Credit Facility, also bears interest at a floating rate.
Based on our Consolidated Statement of Assets and Liabilities as of March 31, 2025, the following table shows the approximate annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors and assuming no changes in our investment portfolio and borrowing structure):

	Change in
Basis point change	Interest Income(1)	Interest Expense	Net Investment Income (Loss)
300	$7,968,099	$(4,189,500)	$3,778,599
200	5,312,066	(2,793,000)	2,519,066
100	2,656,033	(1,396,500)	1,259,533
(100)	(2,656,033)	1,396,500	(1,259,533)
(200)	(5,312,066)	2,793,000	(2,519,066)
(300)	(7,968,099)	4,189,500	(3,778,599)
________________
(1)Assumes no defaults or prepayments by portfolio companies over the next twelve months.
We may in the future hedge against interest rate fluctuations by using hedging instruments such as interest rate swaps, futures, options and forward contracts, subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of changes in interest rates with respect to our portfolio investments. We did not engage in interest rate hedging activities during the three months ended March 31, 2025.
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2025 (the end of the period covered by this report), our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a 15(e) of the Exchange Act). Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Changes in Internal Control over Financial Reporting
During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-a(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II.OTHER INFORMATION
Item 1.Legal Proceedings
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
Item 1A.    Risk Factors
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 27, 2025 except as provided below.
New or Modified Laws or Regulations
We and our portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, including those relating to taxation, as well as their interpretation, could change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, or in state or local government, as applicable, and new laws, regulations and interpretations could also come into effect. The effects of legislative and regulatory proposals directed at the financial services industry or affecting taxation, could negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition, if we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and could be subject to civil fines and criminal penalties. Any such new or changed laws or regulations could have a material adverse effect on our business, and political uncertainty could increase regulatory uncertainty in the near term.
In addition, there have been significant changes to United States trade policies, treaties and tariffs, and in the future there may be additional significant changes. These and any future developments, and continued uncertainty surrounding trade policies, treaties and tariffs, may have a material adverse effect on global economic conditions, inflation and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers, increase their supply-chain costs and expenses and could have material adverse effects on our business, financial condition and results of operations.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Except as previously reported by the Fund on its current reports on Form 8-K, the Fund did not sell any securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosure
Not applicable.
Item 5.Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2025, none of our Trustees or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 6.Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Declaration of Trust[1]
3.2	Bylaws[1]
10.1
Loan and Security Agreement, dated as of January 22, 2025, among SPCIF Funding I LLC, as borrower; Stone Point Credit Income Adviser LLC, as portfolio manager; The Bank of New York Mellon Trust Company, National Association, as collateral agent, securities intermediary, and collateral administrator; and JPMorgan Chase Bank, National Association, as administrative agent and lender.[2]

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith.
**Furnished herewith
______________________

1Previously filed as an exhibit to Amendment No. 1 to the Fund’s registration statement on Form 10 (File No. 000-56676) filed with the SEC on October 11, 2024.
2Previously filed as Exhibit 10.1 to the Fund's Current Report on Form 8-K filed on January 23, 2025.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stone Point Credit Income Fund

Date: May 14, 2025	By:	/s/ Scott J. Bronner
Name: Scott J. Bronner Title: Principal Executive Officer

Date: May 14, 2025	By:	/s/ Steven P. Henke
Name: Steven P. Henke Title: Principal Financial Officer