Form 10-Q
period 2025-06-30
Stone Point Credit Income Fund
filed 2025-08-13
CIK 2031283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The issuer had 6,872,242 Common Shares of beneficial interest, $0.001 par value per share, outstanding as of July 31, 2025.

Stone Point Credit Income Fund
Form 10-Q for the Quarter Ended June 30, 2025

PART I.FINANCIAL INFORMATION
Item 1.Consolidated Financial Statements
Stone Point Credit Income Fund
Consolidated Statements of Assets and Liabilities

	June 30, 2025	December 31, 2024
	(Unaudited)	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (amortized cost of $347,782,454 and $0, respectively)	$347,537,054	$—
Cash and cash equivalents	13,778,299	26,001
Interest receivable	2,761,818	—
Unsettled trades receivable	2,000,000	—
Paydown receivable	124,221	—
Deferred offering expenses	365,465	588,332
Prepaid expenses and other assets	12,661	10,475
Expense support receivable	445,357	519,021
Total assets	$367,024,875	$1,143,829

Liabilities
Credit facility payable (net of deferred financing costs of $3,133,191 and $0, respectively) (Note 6)	$193,866,809	$—
Interest and financing fees payable	2,541,811	—
Unsettled trades payable	7,465,342	—
Base management fees payable (Note 3)	85,443	—
Offering costs and organizational expenses payable (Note 4)	—	815,456
Due to Adviser	—	25,000
Distribution payable (Note 7)	1,461,987	—
Accounts payable and accrued expenses	922,922	302,373
Total liabilities	$206,344,314	$1,142,829

Commitments and contingencies (Note 5)	$—	$—
Net Assets:
Common shares of beneficial interest, $0.001 par value, unlimited shares authorized, 6,412,196 and 40 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	$6,412	$—
Additional paid-in capital	160,326,939	1,000
Distributable earnings (accumulated losses)	347,210	—
Total net assets	160,680,561	1,000
Total liabilities and net assets	$367,024,875	$1,143,829
Net asset value per common share of beneficial interest	$25.06	$25.00
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stone Point Credit Income Fund
Consolidated Statements of Operations

	Three Months Ended June 30, 2025 (Unaudited) (1)	Six Months Ended June 30, 2025 (Unaudited) (1)
Investment income
Interest income from non-controlled/non-affiliated investments	$7,627,546	$12,075,088
Interest income from cash and cash equivalents	49,442	70,848
Total interest income	7,676,988	12,145,936

Total investment income	$7,676,988	$12,145,936

Operating expenses
Base management fees (Note 3)	$239,381	$373,496
Interest and financing fees (Note 6)	3,089,191	4,998,381
Offering costs (Note 4)	159,750	279,139
Professional fees	599,511	1,234,340
Trustee fees	68,750	137,500
Insurance expense	11,895	28,599
Total expenses before expense support	4,168,478	7,051,455
Expense support reimbursement (Note 3)	(670,761)	(1,456,522)
Net expenses	3,497,717	5,594,933
Net investment income (loss)	$4,179,271	$6,551,003
Net realized gains (losses) and unrealized appreciation (depreciation) on investments:
Net realized gains (losses):
Non-controlled/non-affiliated investments	$110,460	$138,668
Total net realized gains (losses)	$110,460	$138,668
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	$64,634	$(245,400)
Total net change in unrealized appreciation (depreciation)	$64,634	$(245,400)
Net increase (decrease) in net assets resulting from operations	$4,354,365	$6,444,271

Per share information - basic and diluted:
Net investment income (loss)	$0.77	$1.56
Net increase (decrease) in net assets resulting from operations	$0.80	$1.54
Weighted average shares outstanding	5,442,927	4,188,496
(1)No comparative information has been presented as the Fund commenced operations on January 22, 2025.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stone Point Credit Income Fund
Consolidated Statements of Changes in Net Assets

	Three Months Ended June 30, 2025 (Unaudited) (1)	Six Months Ended June 30, 2025 (Unaudited) (1)
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$4,179,271	$6,551,003
Total net realized gains (losses)	110,460	138,668
Total net change in unrealized appreciation (depreciation)	64,634	(245,400)
Net increase (decrease) in net assets resulting from operations	4,354,365	6,444,271

Decrease in net assets resulting from shareholder distributions:
Shares distributed pursuant to dividend reinvestment plan	(666,937)	(718,066)
Distributions to shareholders from earnings	(3,520,784)	(5,378,995)
Net decrease in net assets resulting from shareholder distributions	(4,187,721)	(6,097,061)

Increase in net assets resulting from capital share transactions:
Issuance of Shares pursuant to dividend reinvestment plan	666,937	718,066
Issuance of Shares	37,460,710	159,614,285
Net increase in net assets resulting from capital share transactions	38,127,647	160,332,351

Total increase in net assets	38,294,291	160,679,561
Net assets, beginning of period	122,386,270	1,000
Net assets, end of period	$160,680,561	$160,680,561
Net asset value per share	$25.06	$25.06
Common shares outstanding at the end of the period	6,412,196	6,412,196
(1)No comparative information has been presented as the Fund commenced operations on January 22, 2025.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stone Point Credit Income Fund
Consolidated Statements of Cash Flows

Six Months Ended June 30, 2025 (Unaudited) (1)
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$6,444,271
Adjustments to reconcile net increase (decrease) in partners’ capital resulting from operations to net cash provided by (used in) operating activities:
Total net change in unrealized (appreciation) depreciation	245,400
Total net realized (gains) losses	(138,668)
Net amortization and accretion of premiums and discounts	(390,258)
Purchases of investments, net	(358,276,454)
Sales and repayments of investments, net	11,152,228
Interest received in kind	(129,302)
Amortization of deferred financing costs	300,279
Changes in operating assets and liabilities:
Interest receivable	(2,761,818)
Unsettled trades receivable	(2,000,000)
Paydown receivable	(124,221)
Deferred offering expenses	222,867
Prepaid expenses and other assets	(2,186)
Expense support receivable	73,664
Interest and financing fees payable	2,541,811
Base management fees payable	85,443
Offering costs and organizational expenses payable	(815,456)
Due to Adviser	(25,000)
Unsettled trades payable	7,465,342
Accounts payable and accrued expenses	620,549
Net cash provided by (used in) operating activities	(335,511,509)

Cash flows from financing activities
Borrowings under revolving credit facility	257,570,000
Payments on revolving credit facility	(60,570,000)
Deferred financing costs	(3,433,470)
Distributions paid in cash	(3,917,008)
Proceeds from issuance of Shares	159,614,285
Net cash provided by (used in) financing activities	349,263,807

Net increase (decrease) in cash and cash equivalents	13,752,298
Cash and cash equivalents, beginning of period	26,001
Cash and cash equivalents, end of period	$13,778,299

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,156,291
Reinvestment of distributions during the period	$718,066
(1)No comparative information has been presented as the Fund commenced operations on January 22, 2025.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stone Point Credit Income Fund
Consolidated Schedule of Investments
As of June 30, 2025 (Unaudited)

Portfolio Company 1 2 3 4	Investment Type	Reference Rate and Floor				Footnotes	Interest Rate	Maturity Date [5]	Par Amount / Units	Cost [6]	Fair Value	Percentage of Net Assets [7]
Debt Investments - 216.3%
Capital Markets
Cliffwater, LLC	First Lien Term Loan	SOFR+	5.00%	0.75%	Floor	(10)	9.28%	4/22/2032	13,420,902	$13,303,761	$13,286,693	8.3%
Cliffwater, LLC	First Lien Revolver	SOFR+	5.00%	0.75%	Floor	(9)	9.28%	4/22/2032	-	(12,483)	(15,455)	0.0%
Total Capital Markets										13,291,278	13,271,238	8.3%

Financial Services
Barings Middle Market CLO Ltd.	Unsecured Note	SOFR+	6.17%			(10)	10.46%	4/15/2037	5,475,000	5,421,444	5,258,738	3.3%
Beacon Pointe Harmony, LLC	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor	(10)	9.08%	12/29/2028	2,480,786	2,480,786	2,480,786	1.5%
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(9) (10)	9.08%	12/29/2028	2,158,688	2,158,688	2,158,688	1.3%
Churchill Middle Market CLO Ltd.	Unsecured Note	SOFR+	6.85%			(10)	11.17%	4/27/2037	1,570,000	1,570,000	1,560,894	1.0%
Congress Buyer, Inc	First Lien Delayed Draw Term Loan	SOFR+	5.50%	1.00%	Floor	(9) (10)	9.90%	6/30/2029	8,207,500	8,114,308	8,207,500	5.1%
Edelman Financial Engines Center, LLC	Second Lien Term Loan	SOFR+	5.25%			(8) (10)	9.58%	10/6/2028	1,008,694	984,855	1,014,115	0.6%
HBWM Intermediate II, LLC	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor	(10)	9.08%	11/17/2031	2,267,144	2,256,823	2,256,489	1.4%
HBWM Intermediate II, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(10)	9.08%	11/17/2031	2,720,573	2,708,420	2,707,787	1.7%
HBWM Intermediate II, LLC	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(9) (10)	8.82%	8/18/2031	177,280	176,044	174,717	0.1%
Ivy Hill Middle Market Credit Fund XII Ltd	Unsecured Note	SOFR+	6.25%			(10)	10.55%	4/20/2037	4,421,052	4,421,052	4,356,063	2.7%
LD Holdings Group LLC	Unsecured Note	N/A				(8) (11)	8.75%	11/1/2027	2,500,000	2,296,561	2,276,128	1.4%
MAI Capital Management Intermediate LLC	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor	(10)	9.05%	8/29/2031	2,757,143	2,732,699	2,729,571	1.7%
MAI Capital Management Intermediate LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(9) (10)	9.05%	8/29/2031	644,395	639,206	628,109	0.4%
MAI Capital Management Intermediate LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(5) (9)	9.05%	6/14/2027	-	(22,502)	(45,364)	0.0%
MAI Capital Management Intermediate LLC	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9) (10)	9.05%	8/29/2031	214,099	208,862	203,409	0.1%
Nexus Buyer LLC	Second Lien Term Loan	SOFR+	6.25%			(8) (10)	10.68%	11/5/2029	5,000,000	4,993,820	4,979,450	3.1%
Osaic Holdings, Inc	Unsecured Note	N/A				(8) (11)	10.75%	8/1/2027	1,050,000	1,045,007	1,053,768	0.7%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.00%	1.00%	Floor	(10)	9.32%	10/2/2028	5,187,567	5,140,736	5,164,223	3.2%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.00%	1.00%	Floor	(10)	9.31%	10/2/2028	789,980	788,069	757,319	0.5%
TA/WEG Intermediate Holdings, LLC	First Lien Revolver	SOFR+	5.00%	1.00%	Floor	(9)	9.32%	10/2/2028	-	-	(1,338)	0.0%
TA/WEG Intermediate Holdings, LLC	First Lien Revolver	SOFR+	5.00%	1.00%	Floor	(9)	9.32%	10/2/2028	-	-	(1,089)	0.0%
Total Financial Services										48,114,878	47,919,963	29.8%

Health Care Providers & Services
Action Behavior Centers Therapy LLC	First Lien Term Loan	SOFR+	5.00%	0.75%	Floor	(10)	9.32%	7/2/2031	7,817,857	7,756,681	7,799,094	4.9%
Action Behavior Centers Therapy LLC	First Lien Delayed Draw Term Loan	SOFR+	5.00%	0.75%	Floor	(9) (10)	9.32%	7/2/2031	512,711	509,049	509,289	0.3%
Action Behavior Centers Therapy LLC	First Lien Revolver	SOFR+	5.00%	0.75%	Floor	(9)	9.32%	7/2/2031	-	-	(1,714)	0.0%
Belmont Buyer, Inc.	First Lien Term Loan	SOFR+	6.50%	1.00%	Floor	(10)	10.82%	6/21/2029	5,246,134	5,266,439	5,246,134	3.3%
Belmont Buyer, Inc.	First Lien Delayed Draw Term Loan	SOFR+	6.50%	1.00%	Floor	(10)	10.81%	6/21/2029	1,245,277	1,250,097	1,245,277	0.8%
Belmont Buyer, Inc.	First Lien Revolver	SOFR+	6.50%	1.00%	Floor	(9) (10)	10.78%	6/21/2029	337,209	337,209	337,209	0.2%
Chartis Group, LLC	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor	(10)	8.81%	9/17/2031	1,704,720	1,689,598	1,689,378	1.1%
Chartis Group, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(5) (9)	8.81%	9/17/2026	-	-	(4,720)	0.0%
Chartis Group, LLC	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(9)	8.81%	9/17/2031	-	-	(2,360)	0.0%
Continental Buyer Inc.	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor	(10)	8.83%	4/2/2031	2,245,780	2,220,357	2,235,225	1.4%
Continental Buyer Inc.	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(9) (10)	8.83%	4/2/2031	457,562	443,441	428,888	0.3%
Continental Buyer Inc.	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(9)	8.83%	4/2/2031	-	(12,172)	(13,310)	0.0%
Covetrus, Inc.	First Lien Term Loan	SOFR+	5.00%	0.50%	Floor	(8) (10)	9.30%	10/12/2029	2,984,733	2,897,424	2,694,348	1.7%
Giving Home Health Care	First Lien Term Loan	SOFR+	6.25%	1.00%	Floor	(10)	10.58%	4/26/2029	11,981,038	11,886,993	11,861,226	7.4%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.50%	0.75%	Floor	(10)	9.83%	2/13/2031	1,147,117	1,152,263	1,158,588	0.7%

Portfolio Company 1 2 3 4	Investment Type	Reference Rate and Floor				Footnotes	Interest Rate	Maturity Date [5]	Par Amount / Units	Cost [6]	Fair Value	Percentage of Net Assets [7]
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.50%	0.75%	Floor	(9) (10)	9.83%	2/13/2031	986,361	984,450	1,014,114	0.6%
MB2 Dental Solutions, LLC	First Lien Revolver	SOFR+	5.50%	0.75%	Floor	(9)	9.83%	2/13/2031	-	-	-	0.0%
One Call Corp	First Lien Term Loan	SOFR+	5.50%	0.75%	Floor	(8) (10)	10.04%	4/22/2027	4,981,476	4,828,560	4,979,384	3.1%
RCP NATS Purchaser, LLC	First Lien Term Loan	SOFR+	5.00%	0.75%	Floor	(10)	9.32%	3/19/2032	11,194,030	11,059,796	11,057,463	6.9%
RCP NATS Purchaser, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.00%	0.75%	Floor	(5) (9)	9.32%	3/19/2027	-	(11,999)	(27,313)	0.0%
RCP NATS Purchaser, LLC	First Lien Revolver	SOFR+	5.00%	0.75%	Floor	(9)	9.32%	3/19/2032	-	(18,793)	(19,119)	0.0%
RxB Holdings, Inc.	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor	(8) (10)	8.94%	12/20/2027	897,662	885,856	897,106	0.6%
RxB Holdings, Inc.	First Lien Term Loan	SOFR+	5.25%	0.75%	Floor	(8) (10)	9.58%	12/20/2027	2,888,056	2,870,359	2,888,056	1.8%
Vital Care Buyer LLC	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor	(10)	8.80%	7/30/2031	3,313,125	3,283,779	3,302,523	2.1%
Vital Care Buyer LLC	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(9)	8.80%	7/30/2031	-	-	(1,398)	0.0%
Total Health Care Providers & Services										59,279,387	59,273,368	37.2%

Health Care Technology
FINThrive Software Intermediate Holdings, Inc.	First Lien Term Loan	SOFR+	5.25%			(8) (10)	9.57%	12/15/2028	1,487,444	1,456,993	1,491,161	0.9%
Homecare Software Solutions LLC	First Lien Term Loan	SOFR+	5.55%	0.75%	Floor	(10)	9.87%	6/16/2031	5,040,409	4,996,374	4,995,045	3.1%
Homecare Software Solutions LLC	First Lien Term Loan	SOFR+	5.55%	0.75%	Floor	(10)	9.87%	6/16/2031	2,147,310	2,128,550	2,127,984	1.3%
Homecare Software Solutions LLC	First Lien Delayed Draw Term Loan	SOFR+	5.55%	0.75%	Floor	(10)	9.87%	6/16/2031	1,872,152	1,858,416	1,855,302	1.2%
Total Health Care Technology										10,440,333	10,469,492	6.5%

Insurance
Alkeme Intermediary Holdings, LLC	First Lien Term Loan	SOFR+	5.25%	1.00%	Floor	(10)	9.55%	10/28/2026	827,083	819,201	820,549	0.5%
Alkeme Intermediary Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.25%	1.00%	Floor	(10)	9.55%	10/28/2026	1,660,568	1,647,373	1,647,449	1.0%
Alkeme Intermediary Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.25%	1.00%	Floor	(9) (10)	9.56%	10/28/2026	5,942,611	5,883,600	5,863,612	3.6%
Amerilife Holdings LLC	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor	(10)	9.01%	8/31/2029	8,881,061	8,842,886	8,840,207	5.5%
Amerilife Holdings LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(5) (9)	9.01%	2/28/2027	-	(3,066)	(6,785)	0.0%
Amerilife Holdings LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(9) (10)	9.01%	8/31/2029	2,077,250	2,070,587	2,065,895	1.3%
Amerilife Holdings LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(10)	9.01%	8/31/2029	48,155	47,964	47,934	0.0%
Amerilife Holdings LLC	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9) (10)	9.08%	8/31/2028	113,572	109,379	107,303	0.1%
ARMStrong Receivable Management	First Lien Term Loan	SOFR+	5.00%	1.00%	Floor	(10)	9.40%	10/5/2029	6,354,761	6,332,300	6,331,884	3.9%
ARMStrong Receivable Management	First Lien Delayed Draw Term Loan	SOFR+	5.00%	1.00%	Floor	(9) (10)	9.39%	10/5/2029	222,900	221,905	220,678	0.1%
ARMStrong Receivable Management	First Lien Revolver	SOFR+	5.00%	1.00%	Floor	(9)	9.40%	10/5/2029	-	-	(470)	0.0%
Arden Insurance Services LLC	First Lien Term Loan	SOFR+	5.00%	1.00%	Floor	(10)	9.30%	11/27/2030	3,276,220	3,231,942	3,247,061	2.0%
Arden Insurance Services LLC	First Lien Revolver	SOFR+	5.00%	1.00%	Floor	(9)	9.30%	11/27/2030	-	(1,235)	(3,979)	0.0%
Babylon Buyer, Inc.	First Lien Term Loan	SOFR+	5.50%	0.75%	Floor	(10)	9.82%	3/8/2030	3,577,032	3,534,637	3,533,392	2.2%
Babylon Buyer, Inc.	First Lien Revolver	SOFR+	5.50%	0.75%	Floor	(9) (10)	9.82%	3/8/2030	29,183	27,623	27,403	0.0%
Bellwether Buyer, LLC	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor	(10)	8.81%	4/15/2032	5,783,133	5,755,088	5,754,217	3.6%
Bellwether Buyer, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(5) (9)	8.81%	10/15/2027	-	(7,303)	(15,060)	0.0%
Bellwether Buyer, LLC	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(9)	8.81%	4/15/2032	-	(5,843)	(6,024)	0.0%
Foundation Risk Partners, Corp.	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor	(10)	9.05%	10/29/2030	2,082,496	2,082,496	2,072,500	1.3%
Foundation Risk Partners, Corp.	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor	(10)	9.05%	10/29/2030	706,751	706,751	703,358	0.4%
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(10)	9.05%	10/29/2030	329,253	329,253	327,673	0.2%
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(9) (10)	9.05%	10/29/2030	1,837,520	1,834,014	1,828,185	1.1%
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(10)	9.05%	10/29/2030	7,926,800	7,926,800	7,888,750	4.9%
Foundation Risk Partners, Corp.	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	9.05%	10/29/2029	-	-	(4,496)	0.0%
Galway Borrower LLC	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor	(10)	8.80%	9/29/2028	6,565,995	6,574,716	6,565,995	4.1%
Galway Borrower LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(10)	8.80%	9/29/2028	3,546,909	3,524,424	3,524,209	2.2%
Galway Borrower LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(9) (10)	8.80%	9/29/2028	350,031	348,355	336,653	0.2%
Galway Borrower LLC	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(9) (10)	8.80%	10/2/2028	189,432	189,432	189,432	0.1%
OneDigital Borrower LLC	Second Lien Term Loan	SOFR+	5.25%	0.50%	Floor	(8) (10)	9.58%	7/2/2032	1,000,000	983,801	1,003,750	0.6%
Redwood Purchaser, Inc	First Lien Term Loan	SOFR+	5.00%	0.75%	Floor	(10)	9.30%	3/3/2031	7,091,205	7,007,304	7,006,110	4.4%
Redwood Purchaser, Inc	First Lien Delayed Draw Term Loan	SOFR+	5.00%	0.75%	Floor	(5) (9)	9.30%	3/3/2027	-	(19,282)	(44,123)	0.0%

Portfolio Company 1 2 3 4	Investment Type	Reference Rate and Floor				Footnotes	Interest Rate	Maturity Date [5]	Par Amount / Units	Cost [6]	Fair Value	Percentage of Net Assets [7]
Redwood Purchaser, Inc	First Lien Revolver	SOFR+	5.00%	0.75%	Floor	(9)	9.30%	3/3/2031	-	(20,491)	(20,782)	0.0%
RSC Acquisition, Inc	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor	(10)	9.03%	10/30/2029	1,181,807	1,176,766	1,181,807	0.7%
RSC Acquisition, Inc	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor	(10)	9.05%	10/30/2029	855,092	851,445	855,092	0.5%
RSC Acquisition, Inc	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor	(10)	9.03%	10/30/2029	446,181	444,277	446,181	0.3%
RSC Acquisition, Inc	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(10)	9.08%	10/30/2029	4,249,766	4,231,638	4,249,766	2.6%
RSC Acquisition, Inc	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(10)	9.08%	10/30/2029	3,166,148	3,152,642	3,166,148	2.0%
THG Acquisition, LLC	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor	(10)	8.83%	10/31/2031	11,212,947	11,111,519	11,107,545	6.9%
THG Acquisition, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(9) (10)	8.83%	10/31/2031	79,990	79,552	56,436	0.0%
THG Acquisition, LLC	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9) (10)	9.08%	10/31/2031	93,079	92,237	81,301	0.1%
World Insurance Associates LLC	First Lien Delayed Draw Term Loan	SOFR+	5.00%	1.00%	Floor	(5) (9)	9.45%	8/14/2026	-	(8,316)	(18,800)	0.0%
World Insurance Associates LLC	First Lien Revolver	SOFR+	5.00%	1.00%	Floor	(9)	9.45%	4/3/2030	-	(1,002)	(1,016)	0.0%
Total Insurance										91,105,369	90,976,940	56.4%

IT Services
Bottomline Technologies, Inc.	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor	(10)	8.80%	5/14/2029	9,924,107	9,838,560	9,924,107	6.2%
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(5) (9)	8.95%	6/27/2027	-	(3,719)	(7,439)	0.0%
Kona Buyer, LLC	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(9)	8.95%	7/23/2031	-	(826)	(826)	0.0%
Lytx, Inc.	First Lien Term Loan	SOFR+	5.00%	1.00%	Floor	(10)	9.42%	2/28/2028	7,500,000	7,500,000	7,500,000	4.7%
Redwood Services Group, LLC	First Lien Term Loan	SOFR+	5.25%	0.75%	Floor	(10)	9.55%	6/15/2029	2,409,321	2,387,832	2,387,155	1.5%
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.25%	0.75%	Floor	(9) (10)	9.55%	6/15/2029	1,042,268	1,037,090	1,013,946	0.6%
Skywalker Purchaser, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(5) (9)	8.85%	6/27/2027	-	(2,464)	(4,928)	0.0%
Skywalker Purchaser, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(5) (9)	8.85%	6/27/2027	-	(2,194)	(4,389)	0.0%
Total IT Services										20,754,279	20,807,626	13.0%

Professional Services
Accordion Partners LLC	First Lien Term Loan	SOFR+	5.25%	0.75%	Floor	(10)	9.55%	11/17/2031	9,758,152	9,697,558	9,666,426	6.0%
Accordion Partners LLC	First Lien Delayed Draw Term Loan	SOFR+	5.25%	0.75%	Floor	(9) (10)	9.56%	11/17/2031	260,870	260,870	245,543	0.2%
Accordion Partners LLC	First Lien Revolver	SOFR+	5.25%	0.75%	Floor	(9)	9.55%	11/17/2031	-	-	(10,217)	0.0%
Aprio Advisory Group, LLC	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor	(10)	8.87%	8/1/2031	2,500,000	2,451,474	2,475,000	1.5%
Aprio Advisory Group, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(9) (10)	9.08%	8/1/2031	2,600,195	2,405,439	2,475,195	1.5%
Baker Tilly Advisory Group, L.P.	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor	(10)	8.83%	6/2/2032	4,690,048	4,643,679	4,643,147	2.9%
Baker Tilly Advisory Group, L.P.	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor	(10)	9.08%	6/3/2031	2,103,188	2,076,569	2,103,188	1.3%
Baker Tilly Advisory Group, L.P.	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(5) (9)	8.83%	6/3/2027	-	(10,026)	(20,281)	0.0%
Baker Tilly Advisory Group, L.P.	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	8.83%	6/3/2030	-	-	-	0.0%
Baker Tilly Advisory Group, L.P.	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(9)	8.83%	6/2/2031	-	(7,725)	(7,813)	0.0%
Cherry Bekaert Advisory LLC	First Lien Term Loan	SOFR+	5.25%	0.75%	Floor	(10)	9.58%	6/30/2028	1,074,609	1,062,805	1,066,120	0.7%
Cherry Bekaert Advisory LLC	First Lien Delayed Draw Term Loan	SOFR+	5.25%	0.75%	Floor	(10)	9.58%	6/30/2028	1,399,125	1,383,978	1,388,072	0.9%
Heights Buyer, LLC	First Lien Term Loan	SOFR+	5.00%	1.00%	Floor	(10)	9.42%	8/25/2028	1,195,170	1,183,290	1,183,218	0.7%
Heights Buyer, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.00%	1.00%	Floor	(5) (9)	9.42%	6/24/2027	-	(8,047)	(16,191)	0.0%
KRIV Acquisition Inc.	First Lien Term Loan	SOFR+	5.75%	1.00%	Floor	(10)	10.05%	7/6/2029	1,706,052	1,705,591	1,705,882	1.1%
KRIV Acquisition Inc.	First Lien Delayed Draw Term Loan	SOFR+	5.50%	0.75%	Floor	(5) (9)	9.82%	9/25/2026	-	-	(308)	0.0%
KRIV Acquisition Inc.	First Lien Delayed Draw Term Loan	SOFR+	5.75%	1.00%	Floor	(10)	10.05%	7/6/2029	198,667	198,613	198,647	0.1%
More Cowbell II LLC	First Lien Term Loan	SOFR+	5.00%	0.75%	Floor	(10)	8.80%	9/2/2030	9,845,710	9,845,710	9,845,709	6.1%
More Cowbell II LLC	First Lien Delayed Draw Term Loan	SOFR+	5.00%	0.75%	Floor	(5) (9)	8.80%	9/1/2025	-	-	-	0.0%
More Cowbell II LLC	First Lien Revolver	SOFR+	5.00%	0.75%	Floor	(9) (10)	9.24%	9/3/2029	283,101	283,101	283,101	0.2%
PAS Parent Inc.	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor	(10)	9.08%	12/29/2028	1,231,266	1,221,207	1,221,046	0.8%
PAS Parent Inc.	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(9) (10)	9.08%	12/29/2028	2,921,736	2,897,700	2,894,033	1.8%
PAS Parent Inc.	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(5) (9)	9.32%	6/26/2026	-	-	(31,125)	0.0%
PAS Parent Inc.	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9) (10)	9.32%	12/30/2027	24,679	24,679	21,567	0.0%
Petra Borrower, LLC	First Lien Term Loan	SOFR+	5.75%	1.00%	Floor	(10)	10.01%	11/15/2030	4,299,727	4,249,657	4,248,990	2.6%
Petra Borrower, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.75%	1.00%	Floor	(9) (10)	10.07%	11/15/2030	799,825	784,457	780,111	0.5%

Portfolio Company 1 2 3 4	Investment Type	Reference Rate and Floor				Footnotes	Interest Rate	Maturity Date [5]	Par Amount / Units	Cost [6]	Fair Value	Percentage of Net Assets [7]
Petra Borrower, LLC	First Lien Revolver	SOFR+	5.75%	1.00%	Floor	(9) (10)	10.07%	11/15/2029	234,454	231,772	226,550	0.1%
TRAK Purchaser, Inc	First Lien Term Loan	SOFR+	5.50%	1.00%	Floor	(10)	9.82%	6/20/2031	9,347,061	9,207,559	9,206,855	5.7%
TRAK Purchaser, Inc	First Lien Revolver	SOFR+	5.50%	1.00%	Floor	(9) (10)	9.80%	6/20/2031	326,469	316,727	316,675	0.2%
Total Professional Services										56,106,637	56,109,140	34.9%

Real Estate Management & Development
Accuserve Solutions, Inc.	First Lien Term Loan	SOFR+	5.25%	1.00%	Floor	(10)	9.53%	3/15/2030	8,645,347	8,529,152	8,453,420	5.3%
Accuserve Solutions, Inc.	First Lien Revolver	SOFR+	5.25%	1.00%	Floor	(9) (10)	9.55%	3/15/2030	238,636	238,636	229,807	0.1%
Claros Mortgage Trust, Inc.	First Lien Term Loan	SOFR+	4.50%	0.50%	Floor	(8) (10)	8.93%	8/9/2026	3,282,468	3,146,896	3,192,200	2.0%
Low Voltage Holdings Inc.	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor	(10)	9.05%	4/28/2032	1,690,220	1,677,861	1,677,543	1.0%
Low Voltage Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(5) (9)	9.05%	10/28/2027	-	(1,922)	(3,943)	0.0%
Low Voltage Holdings Inc.	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	9.05%	4/28/2032	-	(2,083)	(2,136)	0.0%
Southpaw AP Buyer, LLC	First Lien Term Loan	SOFR+	5.50%	1.00%	Floor	(10)	9.96%	3/2/2028	2,762,004	2,746,596	2,746,537	1.7%
Southpaw AP Buyer, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.50%	1.00%	Floor	(9) (10)	9.96%	3/2/2028	173,154	172,168	171,897	0.1%
Southpaw AP Buyer, LLC	First Lien Revolver	SOFR+	5.50%	1.00%	Floor	(9) (10)	9.93%	3/2/2028	99,306	99,306	98,042	0.1%
Titan Home Improvement, LLC	First Lien Term Loan	SOFR+	4.75%	1.00%	Floor	(10)	9.05%	5/31/2030	2,585,116	2,540,042	2,563,660	1.6%
Titan Home Improvement, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	1.00%	Floor	(5) (9)	9.05%	6/2/2026	-	-	(4,053)	0.0%
Titan Home Improvement, LLC	First Lien Revolver	SOFR+	4.75%	1.00%	Floor	(9)	9.05%	5/31/2030	-	-	(3,378)	0.0%
Total Real Estate Management & Development										19,146,652	19,119,596	11.9%

Software
Cardinal Parent Inc	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor	(8) (10)	8.74%	11/12/2027	2,984,576	2,871,593	2,915,244	1.8%
Diligent Corporation	First Lien Term Loan	SOFR+	5.00%	0.75%	Floor	(10)	9.33%	8/6/2030	5,550,561	5,514,799	5,513,927	3.4%
Diligent Corporation	First Lien Delayed Draw Term Loan	SOFR+	5.00%	0.75%	Floor	(5) (9)	9.33%	4/30/2026	-	-	(10,362)	0.0%
Diligent Corporation	First Lien Revolver	SOFR+	5.00%	0.75%	Floor	(9) (10)	9.33%	8/6/2030	28,456	28,456	25,952	0.0%
GovDelivery Holdings, LLC	First Lien Term Loan	SOFR+	5.75%	0.75%	Floor	(10)	10.03%	1/17/2031	2,746,019	2,746,019	2,746,019	1.7%
GovDelivery Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.25%	0.75%	Floor	(10)	9.53%	1/17/2031	406,799	406,799	402,649	0.3%
GovDelivery Holdings, LLC	First Lien Revolver	ABR+	4.25%			(9) (12)	11.75%	1/17/2031	53,728	53,728	53,728	0.0%
GS Acquisitionco Inc	First Lien Delayed Draw Term Loan	SOFR+	5.25%	1.00%	Floor	(5) (9)	9.55%	5/25/2028	-	(11,980)	(25,000)	0.0%
Houghton Mifflin Harcourt Company	First Lien Term Loan	SOFR+	5.25%	0.50%	Floor	(8) (10)	9.63%	4/9/2029	2,984,655	2,941,543	2,933,916	1.8%
oneZero Financial Systems, LLC	First Lien Term Loan	SOFR+	5.00%	0.75%	Floor	(10)	9.28%	10/7/2031	8,632,212	8,554,938	8,557,111	5.3%
oneZero Financial Systems, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.00%	0.75%	Floor	(9) (10)	9.28%	10/7/2031	509,300	504,866	496,136	0.3%
oneZero Financial Systems, LLC	First Lien Revolver	SOFR+	5.00%	0.75%	Floor	(9)	9.28%	10/7/2031	-	-	(9,411)	0.0%
Orion US Finco	Second Lien Term Loan	SOFR+	3.50%			(8) (10)	7.82%	5/20/2033	3,500,000	3,465,000	3,522,610	2.2%
Propio LS, LLC	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor	(10)	9.05%	5/13/2030	2,493,024	2,468,776	2,468,093	1.5%
Propio LS, LLC	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	9.05%	5/13/2030	-	(896)	(921)	0.0%
Total Software										29,543,641	29,589,691	18.3%

Total Debt Investments										347,782,454	347,537,054	216.3%

Total Non-Controlled/Non-Affiliated Investments										$347,782,454	$347,537,054	216.3%

(1)    All of the Fund's investments are domiciled in the United States, except for Barings Middle Market CLO Ltd. which is domiciled in Cayman Islands.
(2)    Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy.
(3)    All investments were qualifying assets as defined under Section 55(a) of the Investment Company Act of 1940 except for Churchill Middle Market CLO Ltd., Claros Mortgage Trust Inc. Ivy Hill Middle Market Credit Fund XII Ltd., Barings Middle Market CLO Ltd. and LD Holdings Group LLC. As of June 30, 2025, non-qualifying assets totaled 4.53% of the Fund's total assets.

(4)    As of June 30, 2025, all investments are pledged as collateral except for Churchill Middle Market CLO Ltd., Ivy Hill Middle Market Credit Fund XII Ltd., and Barings Middle Market CLO Ltd.
(5)    The date disclosed represents the expiration of the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(6)    Cost represents the original cost adjusted for amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(7)    Percentage is based on net assets of $160,680,561 as of June 30, 2025.
(8)    Represents securities categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy.
(9)    This investment has an unfunded commitment as of June 30, 2025. For further details, see Note 5. Fair value includes an analysis of the unfunded commitment.
(10)    The interest rate on this security is subject to the Secured Overnight Financing Rate ("SOFR"), which at June 30, 2025 was 4.45%.
(11)    Security is exempt from registration under Rule 144A of the Securities Act of 1933.
(12)     The interest rate on this security is subject to the Alternate Base Rate, which at June 30, 2025 was 7.5%.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stone Point Credit Income Fund
Notes to Consolidated Financial Statements
June 30, 2025
(Unaudited)
Note 1.     Organization
Organization
Stone Point Credit Income Fund (the “Fund”) is a Delaware statutory trust formed on June 24, 2024. The Fund commenced operations on January 22, 2025. The Fund has elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, the Fund intends to elect to be treated, and to qualify annually thereafter, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
The Fund is managed by Stone Point Credit Income Adviser LLC (the “Adviser”). The Adviser is a Delaware limited liability company that is registered with the Securities Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940 as amended (the “Advisers Act”). Subject to the supervision of the Fund’s board of trustees (the “Board”), the Adviser manages the day-to-day operations of the Fund and provides the Fund with investment advisory and management services. The Adviser is a wholly-owned subsidiary of Stone Point Credit Adviser LLC ("Stone Point Credit Adviser" or together with its wholly-owned subsidiary, "Stone Point Credit") and an affiliate of Stone Point Capital LLC (“Stone Point Capital” or together with its credit-focused affiliates, “Stone Point”), which is an alternative investment management platform specializing in investments within the global financial services industry and related sectors.
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
The accompanying consolidated financial statements include the accounts of the Fund and its consolidated subsidiary. All intercompany balances and transactions have been eliminated in consolidation. References to the “Fund,” “we,” and “us” herein include Stone Point Credit Income Fund and its consolidated subsidiary, except where context is otherwise required. The Fund is an investment company and, therefore, applies the specialized accounting and reporting guidance in

Accounting Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies. The Fund’s fiscal year ends on December 31. The functional currency of the Fund is U.S. dollars.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of deposits in money market funds and demand deposits held at a custodian bank. Cash and cash equivalents are carried at cost, which approximates fair value. The Fund’s deposits may, at times, exceed the insured limits under applicable law. The Fund's deposits in money market funds are considered Level 1 securities within the fair value hierarchy.
Investments at Fair Value
In accordance with Rule 2a-5 under the 1940 Act, the Board has designated the Adviser as the Fund’s “Valuation Designee.” The Adviser, with the assistance of the Adviser's Valuation Committee, subject to oversight by the Board, is responsible for determining the fair value of the Fund’s investments in instances where there is no readily available market quotation. Investments for which market quotations are readily available may be priced by independent pricing services. From time to time, the Fund retains an external, independent valuation firm to provide data and valuation analyses on the Fund’s portfolio companies.
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

Revenue Recognition
The Fund may recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”), which requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Fund will follow a five-step model to (a) identify the contract(s) with a customer, (b) identify the performance obligations in the contract, (c) determine the transaction price, (d) allocate the transaction price to the performance obligations in the contract, and (e) recognize revenue when (or as) the entity satisfies a performance obligation. In determining the transaction price, the Fund may include variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration is resolved. Significant judgments may be required in the application of the five-step model including; when determining whether performance obligations are satisfied at a point in time or over time; how to allocate transaction prices where multiple performance obligations are identified; when to recognize revenue based on the appropriate measure of the Fund’s progress under the contract; and whether constraints on variable consideration should be applied due to uncertain future events.
Revenue from contracts with customers may include fee income (underwriting and arranger fees). The Fund may earn underwriting and arranger fees in securities offerings in which the Fund will act as an underwriter or arranger, such as initial public offerings, follow-on equity offerings, debt offerings, and convertible securities offerings. Fee revenue relating to underwriting and arranger commitments will be recorded at the point in time when all significant items relating to the underwriting or arranger process has been completed and the amount of the underwriting or arranger revenue has been determined. This generally is the point at which all of the following have occurred: (i) the issuer’s registration statement has become effective with the SEC or the other offering documents are finalized; (ii) the Fund has made a firm commitment for the purchase of securities from the issuer; (iii) the Fund has been informed of the number of securities that it has been allotted; and (iv) the issuer obtains control and benefits of the offering; which generally occurs on trade date. The Fund, or its affiliates, may receive fees for capital structuring services. These fees will generally be non-recurring and recognized as fee income by the Fund on the investment closing date. During the three and six months ended June 30, 2025, the Fund did not earn any fee income.
ASC Topic 606 does not apply to revenue associated with financial instruments and interest and dividend income.
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
Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2025, no investments were on non-accrual status.
Dividend income on preferred equity securities will be recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities will be recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. During the three and six months ended June 30, 2025, the Fund did not earn any dividend income.
Organizational Expense and Offering Costs
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
The Fund evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain income tax positions from inception through June 30, 2025. As of June 30, 2025, the tax cost of the Fund's investments approximates its amortized cost. There were no investments as of December 31 ,2024.
Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation
The Fund measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. During the three and six months ended June 30, 2025, the Fund recorded $110,460 and $138,668 of net realized gain, respectively. During the three and six months ended June 30, 2025, the Fund recorded net unrealized appreciation of $64,634 and net unrealized depreciation of $245,400, respectively.
Distributions to Stockholders
Distributions to shareholders are recorded as of the record date. The amount to be paid out as a distribution is determined by the Board.
Dividend Reinvestment Plan
The Fund has adopted an “opt out” dividend reinvestment plan (“DRIP”), under which a shareholder’s distributions would automatically be reinvested under the DRIP in additional whole and fractional shares, unless the shareholder “opts out” of the DRIP, thereby electing to receive cash dividends.
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

Segment Reporting
In accordance with ASC Topic 280 – Segment Reporting (“ASC 280”), the Fund has determined that it has a single operating and reporting segment. As a result, the Fund’s segment accounting policies are the same as described herein and the Fund does not have any intra-segment sales and transfers of assets.
The Fund’s investment objective is to generate both current income and, to a lesser extent, capital appreciation through its investments. The chief operating decision maker (“CODM”) is comprised of the Fund’s chairman, president, and chief financial officer. The CODM assesses the performance and makes decisions of the Fund on a consolidated basis primarily based on the Fund’s net increase in shareholders’ equity resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of distributions to be distributed to the Fund’s shareholders. As the Fund’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.
Recent Accounting Pronouncements
In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement (Topic 820)”, which clarifies the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with ASC Topic 820. The amendments affect all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. ASU 2022-03 is effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. For all other entities the amendments are effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. An entity that qualifies as an investment company under Topic 946 should apply the amendments in ASU No. 2022-03 to an investment in an equity security subject to a contractual sale restriction that is executed or modified on or after the date of adoption. The Fund has adopted ASU No. 2022-03 and does not believe that it had a material effect on its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740)”, which updates income tax disclosure requirements related to rate reconciliation, income taxes paid and other disclosures. ASU No. 2023-09 is effective for public business entities for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Fund has adopted ASU 2023-09 for the fiscal year 2025 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 2200-40)”, which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, in each relevant expense caption. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Fund is currently assessing the impact of the guidance but does not expect it will have a material impact on its consolidated financial statements.

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
For the three and six months ended June 30, 2025, the Fund incurred Management Fees of $239,381 and $373,496, respectively. As of June 30, 2025, the Fund recorded Management Fees payable of $85,443.
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
•100% of pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the Hurdle Rate but is less than 1.35% in any calendar quarter (5.41% annualized). This portion of the pre-incentive fee net investment income (which exceeds the Hurdle Rate but is less than 1.35%) is referred to as the “catch-up”. The catch-up is meant to provide the Adviser with approximately 7.50% of the Fund’s pre-incentive fee net investment income as if a Hurdle Rate did not apply if pre-incentive fee net investment income exceeds 1.35% in any calendar quarter; and
•7.50% of the pre-incentive fee net investment income, if any, that exceeds 1.35% in any calendar quarter (5.41% annualized), which reflects that once the Hurdle Rate is reached and the catch-up is achieved, 7.50% of all pre-incentive fee net investment income is paid to the Adviser.
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
•100% of pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the Hurdle Rate but is less than 1.43% in any calendar quarter (5.71% annualized). This portion of the pre-incentive fee net investment income (which exceeds the Hurdle Rate but is less than 1.43%) is referred to as the “catch-up.” The catch-up is meant to provide the Adviser with approximately 12.50% of the Fund’s pre-incentive fee net investment income as if a Hurdle Rate did not apply if pre-incentive fee net investment income exceeds 1.43% in any calendar quarter; and
•12.50% of the pre-incentive fee net investment income, if any, that exceeds 1.43% in any calendar quarter (5.71% annualized), which reflects that once the Hurdle Rate is reached and the catch-up is achieved, 12.50% of all pre-incentive fee net investment income is paid to the Adviser.
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
For the three and six months ended June 30, 2025, the Fund did not incur any investment income-based incentive fees.

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
For the three and six months ended June 30, 2025, the Fund did not accrue any Capital Gains Incentive Fees.
Administration Agreement
The Fund has entered into an Administration Agreement, pursuant to which the Adviser serves as the Fund’s administrator (in such capacity, the “Administrator”) and provides the administrative services necessary for the Fund to operate. The Fund utilizes the Administrator’s office facilities, equipment and recordkeeping services. Pursuant to the Administration Agreement, the Administrator oversees the Fund’s public reporting requirements and tax reporting and monitors the Fund’s expenses and the performance of professional services rendered to the Fund by others. The Fund reimburses the Administrator for its costs and expenses, which may include an allocable portion of overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including compensation paid to or compensatory distributions received by the Fund’s officers (including its Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to the Fund, operations staff who provide services to the Fund, and internal audit staff. The Fund’s allocable portion of overhead will be determined by the Administrator, which will use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to the business and affairs of the Fund, and will be subject to oversight by the Board. The Administrator may elect to waive certain charges that would have otherwise been eligible for reimbursement under the terms of the Administration Agreement which will not be subject to recoupment.
For the three and six months ended June 30, 2025, the Fund incurred $161,385 and $299,047, respectively, of administrative overhead expenses that were included on the Consolidated Statements of Operations as professional fees. As of June 30, 2025, $161,385 of administrative overhead expenses remained payable and were included on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses. For the three and six months ended June 30, 2025, the Administrator did not waive any charges that were eligible for reimbursement under the terms of the Administration Agreement.

Sub-Administration and Custodian Fees
The Adviser, in its capacity as Administrator to the Fund, has entered into a sub-administration agreement with Harmonic Fund Services (in such capacity, the “Sub-Administrator“) under which the Sub-Administrator provides various accounting and other administrative services with respect to the Fund. The Fund pays the Sub-Administrator fees for services the Administrator determines are commercially reasonable in its sole discretion. The Fund also reimburses the Sub-Administrator for all reasonable expenses. To the extent that the Sub-Administrator outsources any of its functions, the Sub-Administrator pays any compensation associated with such functions. The cost of such compensation, and any other costs or expenses under the Sub-Administration Agreement, is in addition to the cost of any services borne by the Fund under the Administration Agreement.
For the three and six months ended June 30, 2025, the Fund incurred expenses for services provided by the Sub-Administrator of $68,750 and $137,500, respectively, that were included on the Consolidated Statements of Operations as professional fees. As of June 30, 2025, $137,500 remained payable and is included on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses.
The Fund has entered into a global custody agreement with The Bank of New York Mellon Trust Company, National Association (in such capacity, the “Custodian”) under which the Custodian provides various custody services with respect to the Fund. The Fund pays the Custodian fees for services the Custodian determines are commercially reasonable in its sole discretion. The Fund also reimburses the Custodian for all reasonable expenses. To the extent that the Custodian outsources any of its functions, the Custodian pays any compensation associated with such functions.
For the three and six months ended June 30, 2025, the Fund incurred expenses for services provided by the Custodian of $38,873 and $77,745, respectively, that were included on the Consolidated Statements of Operations as professional fees. As of June 30, 2025, $77,745 remained payable and is included on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses.
Transfer Agent Fees
The Fund has entered into a transfer agent servicing agreement with U.S. Bank Global Fund Services (in such capacity, the “Transfer Agent”). For the three and six months ended June 30, 2025, the Fund incurred expenses for services provided by the Transfer Agent of $25,000 and $50,000, respectively, that were included on the Consolidated Statements of Operations as professional fees. As of June 30, 2025, $9,758 remained payable and is included on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses.
Expense Support and Conditional Reimbursement Agreement
The Fund entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support and Conditional Reimbursement Agreement”) with the Adviser as of December 31, 2024. Pursuant to the Expense Support Agreement, the Adviser is obligated to advance all of the Fund’s Other Operating Expenses (defined below) that exceed 1.00% (on an annualized basis) of the Fund’s NAV on a monthly basis (each, a “Required Expense Payment”).
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
For the three and six months ended June 30, 2025, the Adviser provided expense support of $670,761 and $1,456,522, respectively, which is included on the Consolidated Statements of Operations as expense support reimbursement. For the three and six months ended June 30, 2025, the Fund did not make any reimbursement payments to the Adviser. As of June 30, 2025, $445,357 remained receivable and is included on the Consolidated Statements of Assets and Liabilities as expense support receivable.
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
For the three and six months ended June 30, 2025, the Fund incurred offering costs of $159,750 and $279,139, respectively. The Fund did not incur any organizational expenses during the six months ended June 30, 2025. As of

June 30, 2025, there was no balance payable on the Consolidated Statements of Assets and Liabilities for offering costs and organizational expenses payable.
Note 5.     Commitments and Contingencies
Litigation and Regulatory Matters
From time to time, the Fund may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Fund’s rights under contracts with the Fund’s portfolio companies. The Fund and the Adviser are not currently a party to any material legal proceedings.
Unfunded Portfolio Company Commitments
From time to time, the Fund may enter into commitments to fund investments. As of June 30, 2025 and December 31, 2024, the Fund had the following unfunded portfolio company commitments at par under loan and financing agreements:

Portfolio Company	Type of Investment	June 30, 2025	December 31, 2024
Accordion Partners LLC	First Lien Delayed Draw Term Loan	$1,369,565	$-
Accordion Partners LLC	First Lien Revolving Loan	1,086,957	-
Accuserve Solutions, Inc.	First Lien Revolving Loan	159,091	-
Action Behavior Centers Therapy LLC	First Lien Delayed Draw Term Loan	913,482	-
Action Behavior Centers Therapy LLC	First Lien Revolving Loan	714,286	-
Alkeme Intermediary Holdings, LLC	First Lien Delayed Draw Term Loan	4,057,329	-
Amerilife Holdings LLC	First Lien Delayed Draw Term Loan	391,294	-
Amerilife Holdings LLC	First Lien Delayed Draw Term Loan	1,474,911	-
Amerilife Holdings LLC	First Lien Revolving Loan	1,249,290	-
Aprio Advisory Group, LLC	First Lien Delayed Draw Term Loan	9,899,805	-
ARMStrong Receivable Management	First Lien Delayed Draw Term Loan	394,175	-
ARMStrong Receivable Management	First Lien Revolving Loan	130,587	-
Arden Insurance Services LLC	First Lien Revolving Loan	457,317	-
Babylon Buyer, Inc.	First Lien Revolving Loan	116,732	-
Baker Tilly Advisory Group, L.P.	First Lien Delayed Draw Term Loan	2,028,129	-
Baker Tilly Advisory Group, L.P.	First Lien Revolving Loan	781,349	-
Baker Tilly Advisory Group, L.P.	First Lien Revolving Loan	387,324	-
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	7,825,000	-
Bellwether Buyer, LLC	First Lien Delayed Draw Term Loan	3,012,048	-
Bellwether Buyer, LLC	First Lien Revolving Loan	1,204,819	-
Belmont Buyer, Inc.	First Lien Revolving Loan	295,058	-
Chartis Group, LLC	First Lien Delayed Draw Term Loan	524,476	-
Chartis Group, LLC	First Lien Revolving Loan	262,238	-
Cliffwater, LLC	First Lien Revolving Loan	1,545,462	-
Congress Buyer, Inc	First Lien Delayed Draw Term Loan	4,292,500	-
Continental Buyer Inc.	First Lien Delayed Draw Term Loan	5,643,263	-
Continental Buyer Inc.	First Lien Revolving Loan	2,831,997	-
Diligent Corporation	First Lien Delayed Draw Term Loan	1,570,022	-
Diligent Corporation	First Lien Revolving Loan	350,961	-
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	107,313	-
Foundation Risk Partners, Corp.	First Lien Revolving Loan	899,256	-
Galway Borrower LLC	First Lien Delayed Draw Term Loan	1,807,671	-
Galway Borrower LLC	First Lien Revolving Loan	414,453	-
GovDelivery Holdings, LLC	First Lien Revolving Loan	330,044	-
GS Acquisitionco Inc	First Lien Delayed Draw Term Loan	5,000,000	-
HBWM Intermediate II, LLC	First Lien Revolving Loan	368,198	-
Heights Buyer, LLC	First Lien Delayed Draw Term Loan	1,619,142	-
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	1,487,779	-
Kona Buyer, LLC	First Lien Revolving Loan	165,205	-
KRIV Acquisition Inc.	First Lien Delayed Draw Term Loan	3,076,923	-
Low Voltage Holdings Inc.	First Lien Delayed Draw Term Loan	525,750	-
Low Voltage Holdings Inc.	First Lien Revolving Loan	284,803	-
MAI Capital Management Intermediate LLC	First Lien Delayed Draw Term Loan	4,536,426	-
MAI Capital Management Intermediate LLC	First Lien Delayed Draw Term Loan	984,176	-
MAI Capital Management Intermediate LLC	First Lien Revolving Loan	854,913	-
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	1,788,889	-
MB2 Dental Solutions, LLC	First Lien Revolving Loan	555,556	-
More Cowbell II LLC	First Lien Delayed Draw Term Loan	1,088,850	-
More Cowbell II LLC	First Lien Revolving Loan	1,132,404	-
oneZero Financial Systems, LLC	First Lien Delayed Draw Term Loan	1,003,846	-

Portfolio Company	Type of Investment	June 30, 2025	December 31, 2024
oneZero Financial Systems, LLC	First Lien Revolving Loan	1,081,731	-
PAS Parent Inc.	First Lien Delayed Draw Term Loan	3,750,000	-
PAS Parent Inc.	First Lien Delayed Draw Term Loan	415,937	-
PAS Parent Inc.	First Lien Revolving Loan	350,321	-
Petra Borrower, LLC	First Lien Delayed Draw Term Loan	870,831	-
Petra Borrower, LLC	First Lien Revolving Loan	435,415	-
Propio LS, LLC	First Lien Revolving Loan	92,105	-
RCP NATS Purchaser, LLC	First Lien Delayed Draw Term Loan	2,238,806	-
RCP NATS Purchaser, LLC	First Lien Revolving Loan	1,567,164	-
Redwood Purchaser, INC	First Lien Delayed Draw Term Loan	3,676,921	-
Redwood Purchaser, INC	First Lien Revolving Loan	1,731,875	-
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	2,036,161	-
Skywalker Purchaser, LLC	First Lien Delayed Draw Term Loan	985,654	-
Skywalker Purchaser, LLC	First Lien Delayed Draw Term Loan	877,790	-
Southpaw AP Buyer, LLC	First Lien Delayed Draw Term Loan	51,458	-
Southpaw AP Buyer, LLC	First Lien Revolving Loan	126,389	-
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	6,468,085	-
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	241,935	-
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	297,297	-
THG Acquisition, LLC	First Lien Delayed Draw Term Loan	2,425,776	-
THG Acquisition, LLC	First Lien Revolving Loan	1,159,905	-
Titan Home Improvement, LLC	First Lien Delayed Draw Term Loan	488,372	-
Titan Home Improvement, LLC	First Lien Revolving Loan	406,977	-
TRAK Purchaser, Inc	First Lien Revolving Loan	326,469	-
Vital Care Buyer LLC	First Lien Revolving Loan	436,875	-
World Insurance Associates LLC	First Lien Delayed Draw Term Loan	4,000,000	-
World Insurance Associates LLC	First Lien Revolving Loan	216,216	-
Total Par		$119,757,529	$-
The unrealized appreciation or depreciation associated with unfunded portfolio company commitments is recorded on the consolidated financial statements and reflected as an adjustment to the valuation of the related security on the Consolidated Schedule of Investments as of June 30, 2025. The par amount of the unfunded portfolio company commitments is not recognized by the Fund until the commitment is funded.
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
Note 6.     Borrowings
In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 200% (or 150% if certain conditions are met) after such borrowing. As a result of complying with the requirements set forth in the Small Business Credit Availability Act, the Fund is able to borrow amounts such that its asset coverage ratio is at least 150%, rather than 200%. On September 30, 2024, the Adviser, as sole shareholder of the Fund, approved a proposal that permits the Fund to reduce its asset coverage ratio to 150%. As of June 30, 2025, the Fund’s asset coverage ratio was 182%. For the six months ended June 30, 2025, the weighted average borrowing and interest rate on our floating rate credit facility was $156,861,887 and 6.6%. The credit facility was not entered into as of December 31, 2024.

The following tables show the Fund’s outstanding debt as of June 30, 2025:

	June 30, 2025
	Aggregate Principal Committed	Outstanding Principal	Amount Available (1)	Net Carrying Value (2)
Credit Facility	$250,000,000	$197,000,000	$53,000,000	$193,866,809
Total	$250,000,000	$197,000,000	$53,000,000	$193,866,809
(1)The amount available may be subject to limitations related to the borrowing base under the Credit Facility (as defined below), outstanding letters of credit issued and asset coverage requirements.
(2)As of June 30, 2025, all of the Fund's outstanding debt was categorized as Level 3 within in the fair value hierarchy.
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
The initial committed amount of the Credit Facility at closing is $250,000,000 (“Effective Date Financing Commitment”), and after July 22, 2025 (“Scheduled Financing Commitment Increase Date”), subject to the satisfaction of applicable conditions, will increase in an amount equal to $250,000,000 (“Scheduled Financing Commitment") for a total committed amount of $500,000,000. The Credit Facility has an additional discretionary accordion feature, subject to JPM’s consent and the satisfaction of applicable conditions, which could increase total commitments under the Credit Facility to up to $1,000,000,000. All amounts outstanding under the Credit Facility must be repaid by January 22, 2030.
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
As of June 30, 2025, the carrying amount of the Fund’s borrowings under the Credit Facility approximated its fair value. As of June 30, 2025, unamortized financing costs of $3,133,191 were being deferred and amortized over the remaining term of the Credit Facility. As of June 30, 2025, the Credit Facility had an outstanding principal balance of $197,000,000. The Credit Facility is presented on the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance totaling $193,866,809 as of June 30, 2025.
The following table shows additional information about the interest and financing costs related to the Credit Facility for the three and six months ended June 30, 2025:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Interest expense related to the Credit Facility	$2,918,161	$4,698,102
Financing expenses related to the Credit Facility	171,030	300,279
Total interest and financing expenses related to the Credit Facility	$3,089,191	$4,998,381
Note 7.     Net Assets
Issuance of Equity Securities
For the three and six months ended June 30, 2025, the Fund has completed the following issuances of common shares of beneficial interest, $0.001 par value per share (“Shares”):

Share Issuance Date	Number of Shares Issued	Proceeds
June 30, 2025	564,249	$14,139,285
June 1, 2025 (1)	313,784	7,858,974
May 1, 2025 (1)	608,121	15,212,518
April 2, 2025 (1)	36,630	916,869
March 31, 2025	852,090	21,328,576
March 1, 2025 (1)	437,282	10,876,129
January 22, 2025	3,600,000	90,000,000

(1)A portion of total Shares issued included Shares issued to Shareholders participating in the Fund's DRIP.
All issuances of Shares are to be made at a price per Share at least equal to the net asset value per Share, with such calculation to be carried out consistent with the Fund’s valuation policies and procedures.The Fund had 6,412,196 Shares outstanding as of June 30, 2025.
Except with respect to Shares issued under the DRIP, sales of Shares were made pursuant to subscription agreements entered into by the Fund and its investors. Each of the sales of Shares is exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(a)(2) thereof and Regulation D thereunder. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase Shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of five business days’ prior notice to the funding date. As of June 30, 2025, the Fund received capital commitments totaling $611,491,000, of which, $485,600,715 remained unfunded
Distributions
For the three and six months ended June 30, 2025, the Fund declared the following distributions:

Record Date	Payment Date	Distribution Rate per Share	Distributions Paid
June 30, 2025	July 21, 2025	$0.25	$1,461,986
May 31, 2025 (1)	June 20, 2025	$0.02	$110,683
May 31, 2025	June 20, 2025	$0.25	$1,383,541
April 30, 2025	May 21, 2025	$0.25	$1,231,510
March 31, 2025	April 21, 2025	$0.25	$1,009,331
February 28, 2025	March 21, 2025	$0.25	$900,010
(1)Represents a special cash distribution.
Note 8.     Investments
The following table presents the composition of the Fund’s investment portfolio at cost and fair value as of June 30, 2025. The Fund had not commenced investment activities as of December 31, 2024.

	June 30, 2025
Investments	Amortized Cost	Fair Value	Percent of Total Portfolio at Fair Value
First Lien Loans	$322,600,914	$322,511,538	92.8%
Second Lien Loans	10,427,476	10,519,925	3.0%
Unsecured Notes	14,754,064	14,505,591	4.2%
Total Investments	$347,782,454	$347,537,054	100.0%
The geographic composition of investments based on fair value as of June 30, 2025 was as follows:

June 30, 2025
U.S.	98.5%
Non-U.S.	1.5%
Total	100.0%
The industry composition of investments based on fair value as of June 30, 2025 was as follows:

June 30, 2025
Capital Markets	3.8%
Financial Services	13.8%
Health Care Providers & Services	17.1%
Health Care Technology	3.0%
Insurance	26.2%
IT Services	6.0%
Professional Services	16.1%
Real Estate Management & Development	5.5%
Software	8.5%
Total	100.0%
Note 9.     Fair Value of Investments
Under ASC Topic 820 ("ASC 820") fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between a willing buyer and a willing seller at the measurement date. For the Fund’s portfolio securities, fair value is generally the amount that the Fund might reasonably expect to receive upon the current sale of the security. The fair value measurement assumes that the sale occurs in the principal market for the security, or in the absence of a principal market, in the most advantageous market for the security. If no market for the security exists or if the Fund does not have access to the principal market, the security should be valued based on the sale occurring in a hypothetical market.
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
A financial instrument is categorized within the ASC 820 valuation hierarchy based upon the lowest level of input to the valuation that is significant to the fair value measurement. For example, a Level 3 fair value measurement may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Therefore, unrealized appreciation and depreciation related to such investments categorized as Level 3 investments within the tables below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3). Transfers between levels, if any, will be recognized at the beginning of the period in which the transfer occurred.
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
The Fund may apply the practical expedient provided by ASC 820 relating to investments in certain entities that calculate NAV per share (or its equivalent). ASC 820 permits an entity holding investments in certain entities that either are investment companies, or have attributes similar to an investment company, and calculate NAV per share or its equivalent for which the fair value is not readily determinable, to measure the fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment. Investments which are valued using NAV per share as a practical expedient are not categorized within the fair value hierarchy as per ASC 820.
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
The following table presents the fair value hierarchy as of June 30, 2025.

	Fair Value Hierarchy as of June 30, 2025
Description	Level 1	Level 2	Level 3	Total
First Lien Loans	$-	$21,991,415	$300,520,123	$322,511,538
Second Lien Loans	-	10,519,925	-	10,519,925
Unsecured Notes	-	3,329,896	11,175,695	14,505,591
Total	$-	$35,841,236	$311,695,818	$347,537,054

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and six months ended June 30, 2025:

Three Months Ended June 30, 2025	First Lien Loans	Second Lien Loans	Unsecured Notes	Total
Fair value, beginning of period	$233,301,410	$-	$11,411,302	$244,712,712
Purchases of investments, net	68,595,153	-	-	68,595,153
Proceeds from sales and principal payments, net	(1,749,656)	-	-	(1,749,656)
Realized gain (loss) on investments	-	-	-	-
Net change in unrealized appreciation/(depreciation)	249,580	-	(236,752)	12,828
Net accretion of discount and amortization of investments	123,636	-	1,145	124,781
Transfers into (out of) Level 3	-	-	-	-
Fair value, end of period	$300,520,123	$-	$11,175,695	$311,695,818

Six Months Ended June 30, 2025	First Lien Loans	Second Lien Loans	Unsecured Notes	Total
Fair value, beginning of period	$-	$-	$-	$-
Purchases of investments, net	307,408,405	-	11,411,303	318,819,708
Proceeds from sales and principal payments, net	(7,046,649)	-	-	(7,046,649)
Realized gain (loss) on investments	27,231	-	-	27,231
Net change in unrealized appreciation/(depreciation)	(181,567)	-	(236,802)	(418,369)
Net accretion of discount and amortization of investments	312,703	-	1,194	313,897
Transfers into (out of) Level 3	-	-	-	-
Fair value, end of period	$300,520,123	$-	$11,175,695	$311,695,818
During the three and six months ended June 30, 2025, there were no transfers in or out of Level 3.
The following table presents the net change in unrealized appreciation (depreciation) for the Level 3 investments that were still held at the three and six months ended June 30, 2025.

Net Change in Unrealized Appreciation (Depreciation)	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
First Lien Loans	$249,580	$(181,567)
Second Lien Loans	-	-
Unsecured Notes	(236,752)	(236,802)
Total	$12,828	$(418,369)

The following table presents quantitative information about the significant unobservable inputs of the Fund’s Level 3 investments as of June 30, 2025. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Adviser’s determination of fair value.

	June 30, 2025
Type of Investment	Fair Value	Valuation technique	Unobservable input	Range (weighted average)
First Lien Loans	$229,759,644	Discounted Cash Flow	Discount Rate	8.6% - 10.3% (9.3%)
First Lien Loans	70,760,479	Market Transaction	Market Transaction	98.5% - 100.0% (99.1%)
Unsecured Notes	11,175,695	Discounted Cash Flow	Discount Rate	7.0% - 7.5% (7.3%)
	$311,695,818
Increases or decreases in unobservable inputs in isolation would result in a higher or lower fair value measurement for such assets. Generally, an increase in market yields may result in a decrease in the fair value of certain of the Fund’s investments.
Note 10.     Earnings Per Share
In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic and diluted net increase in net assets resulting from operations per share is computed by dividing the net increase in net assets resulting from operations by the weighted average number of Shares outstanding during the period. The methodology for the weighted average number of Shares outstanding during the period utilizes the weighted average number of Shares from the beginning of the period through the end of the period. Other potentially dilutive Shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. For the six months ended June 30, 2025, there were no dilutive Shares.
The following table sets forth the computation of basic and diluted earnings per share of the Shares for the three and six months ended June 30, 2025:

	Three Months Ended June 30, 2025 (Unaudited)	Six Months Ended June 30, 2025 (Unaudited)
Net increase in net assets resulting from operations	$4,354,365	$6,444,271
Weighted average shares outstanding—basic and diluted	5,442,927	4,188,496
Basic and diluted net increase in net assets resulting from operations per Share	$0.80	$1.54

Note 11. Financial Highlights
The following per Share data has been derived from information provided on the consolidated financial statements. The following is a schedule of financial highlights for the six months ended June 30, 2025. No comparative information has been presented as the Fund commenced operations on January 22, 2025.

Per Share operating performance:	Six Months Ended June 30, 2025 (Unaudited)
Net asset value, beginning of year/period	25.00
Results of operations:
Net investment income[1]	1.56
Net realized gains (losses) and unrealized appreciation (depreciation)[2]	(0.23)
Net increase (decrease) in net assets resulting from operations	1.33

Distribution to Common Shareholders
Distribution from earnings	(1.27)
Net decrease in net assets resulting from distributions	(1.27)
Net asset value, end of year/period	25.06

Shares outstanding, end of year/period	6,412,196
Ratio/Supplemental data:
Net assets, end of year/period	160,680,561
Weighted average Shares outstanding	4,188,496
Total return[3]	5.4%
Portfolio turnover	3.6%
Ratio of net expenses to net assets[4]	12.0%
Ratio of net investment income to net assets[4]	14.0%
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
4     The ratios reflect an annualized amount. For the six months ended June 30, 2025, the ratio of total Operating Expenses to average net assets was 15.1% on an annualized basis, excluding the effect of the expense support. For the six months ended June 30, 2025, the ratio of net investment income to average net assets was 10.9% on an annualized basis, excluding the effect of the expense support.

Note 12. Subsequent Events
Management has evaluated subsequent events and transactions for potential recognition and/or disclosure through the date the consolidated financial statements were issued. Except as set forth below, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized on the consolidated financial statements as of and for the three and six months ended June 30, 2025.
On July 2, 2025 (with final number of Shares being determined on July 17, 2025), the Fund issued and sold 446,178 of Shares, at a net asset value of $25.0586 per share, pursuant to a capital drawdown notice to its investors and to the subscription agreements entered into by the Fund and its investors, for an aggregate proceeds of $11,180,599.
On July 16, 2025, the Scheduled Financing Commitment Increase Date of the Credit Facility was amended from July 22, 2025 to September 22, 2025.

On August 12, 2025, the Board of Trustees of the Fund declared distributions with respect to the Fund's Shares as follows (collectively, the "Distributions"):

Distribution Period	Record Date	Payment Date (1)	Distribution Per Share
August 2025	August 31, 2025	September 22, 2025	$0.02	(2)
August 2025	August 31, 2025	September 22, 2025	$0.25
September 2025	September 30, 2025	October 21, 2025	$0.25
October 2025	October 31, 2025	November 21, 2025	$0.25
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
•interest rate volatility could adversely affect our results, particularly because we use leverage as part of our investment strategy;
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
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” of our Annual Report on Form 10-K and elsewhere in this report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
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
Overview
We were formed as a statutory trust under the laws of the State of Delaware on June 24, 2024. We have elected to be treated as a BDC under the 1940 Act, and intends to elect to be treated, and intends to qualify annually thereafter, as a RIC under Subchapter M of the Code. As such, we will be required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.
As of June 30, 2025, we have called equity capital in the amount of $125,890,285. See “Subscriptions and Drawdowns” under “Financial Condition, Liquidity and Capital Resources” below for further details. Management anticipates calling additional equity capital for investment purposes through drawdowns in respect of capital commitments made by investors pursuant to private placements (“Private Offering”) of Shares.
Investment Objective and Strategy
Our investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Under normal market conditions, we generally invest at least 80% of our total assets (net assets plus borrowings for investment purposes) in private credit investments (loans, bonds and other credit instruments that are issued in private offerings or issued by private companies) (the “80% Policy”). If we change the 80% Policy, we will provide shareholders with at least 60 days’ notice of such change. Under normal circumstances, we expect that the majority of its portfolio will be in privately originated and privately negotiated investments, predominantly direct lending to U.S. private companies through private credit.
We generally expect to invest in middle market companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $30.0 million and $250.0 million annually, in the context of leveraged buyouts, acquisitions, debt refinancings, recapitalizations, and other similar private credit transactions or a combination of the foregoing in seeking to achieve our investment objective. We may from time to time invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and syndicated loan markets. We have adopted a non-fundamental policy to invest, under normal market conditions, at least 75% of the value of our total assets (measured at the time of each such investment) in investments that are in the financial services, business services, software and technology or healthcare services sectors. The remaining 25% of the value of our total assets (measured at the time of each such investment) may be invested across a wide range of sectors.
Key Components of Results of Operations
Investments
Our level of investment activity can and will vary substantially from period to period depending on many factors, including the amount of debt available to middle market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the type of investments we make.
As a BDC, we must invest at least 70% of our assets in “qualifying assets,” which may include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all U.S. private operating companies and small U.S. public operating companies with a market capitalization of less than $250.0 million.
As a BDC, we may also invest up to 30% of our portfolio opportunistically in “non-qualifying” portfolio investments, such as investments in non-U.S. companies.
Revenues
We expect to generate revenues primarily through receipt of interest and dividend income from our investments. In addition, we may generate income from capital gains on the sales of loans and debt and equity related securities and various loan origination and other fees and dividends on direct equity investments.
Expenses
We do not currently have any employees and do not expect to have any employees. Our day-to-day investment operations are managed by the Adviser, and services necessary for our business, including the origination and administration of our investment portfolio, are provided by individuals who are employees of the Adviser, Administrator and Sub-Administrator, pursuant to the terms of the Investment Advisory Agreement, Administration Agreement and Sub-Administration Agreement. We reimburse the Administrator for its allocable portion of expenses incurred by it in performing its obligations under the Administration Agreement, including its allocable portion of the cost of certain of our officers and their respective staff, and the Adviser for certain expenses under the Investment Advisory Agreement. We will also reimburse the Sub-Administrator for all reasonable expenses incurred in providing services in respect to the Fund. We bear our allocable portion of the compensation paid by Stone Point to our Chief Compliance Officer and Chief Financial Officer and their respective staff (based on a percentage of time such individuals devote, on an estimated basis, to the Fund’s business affairs). We bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (i) investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Investment Advisory Agreement; (ii) our allocable portion of overhead and other expenses incurred by Administrator and Sub-Administrator in performing their administrative obligations under the Administration Agreement and Sub-Administration Agreement, respectively, and (iii) all other expenses of its operations and transactions including, without limitation, those relating to:
•Our initial organizational costs incurred prior to the commencement of our operations;
•operating costs incurred prior to the commencement of our operations;
•the cost of calculating our NAV, including the cost of any third-party valuation services;
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

•interest expense and other costs associated with our indebtedness;
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
•costs associated with our reporting and compliance obligations U.S. federal and state securities laws, including, the Securities Act, the Exchange Act and the 1940 Act; and
•other expenses incurred by the Administrator or the Fund in connection with administering our business, including payments under the Administration Agreement that will be based upon our allocable portion (subject to the review and approval of the Board) of overhead.
From time to time, the Adviser and the Administrator or its affiliates may pay third-party providers of goods or services. We will subsequently reimburse the Adviser for such amounts paid on our behalf. There is no contractual cap on the amount of reasonable costs and expenses for which the Adviser will be reimbursed.
We have entered into credit facilities to partially fund our operations, and may incur costs and expenses including commitment, origination, legal and/or structuring fees and the related interest costs associated with any amounts borrowed. See "Credit Facility” under “Financial Condition, Liquidity and Capital Resources” below for further details.
We have little operating history and therefore this statement concerning additional expenses is necessarily an estimate and may not match our actual results of operations in the future.
Leverage
The amount of leverage that we employ depends on the Adviser’s and the Board’s assessment of market and other factors at the time of any proposed borrowing. In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 200% (or 150% if certain conditions are met) after such borrowing. As of August 8th, 2024, as a result of complying with the requirements set forth in section 61 of the 1940 Act, we are able to borrow amounts such that our asset coverage ratio is at least 150%, rather than 200%. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities as compared to $100 from borrowing and issuing senior securities for every $100 of net assets under 200% asset coverage. On September 30, 2024, the Adviser, as sole shareholder of the Fund, approved a proposal that permits the Fund to reduce its asset coverage ratio to 150%. As of June 30, 2025, our asset coverage ratio was 182%. As of December 31, 2024, we had not incurred any borrowings.
In any period, our interest expense will depend largely on the extent of our borrowing and we expect interest expense will increase as we increase our leverage over time within the limits of the 1940 Act. In addition, we may dedicate assets as collateral to financing facilities.

Financial and Operating Highlights

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Total investment income	$7,676,988	$12,145,936
Total net expenses	3,497,717	5,594,933
Net investment income (loss)	4,179,271	6,551,003
Total net realized gains (losses)	110,460	138,668
Total net change in unrealized appreciation/(depreciation)	64,634	(245,400)
Net increase (decrease) in net assets resulting from operations	$4,354,365	$6,444,271
Per share information – basic and diluted:
Net investment income (loss)	$0.77	$1.56
Net investment increase (decrease) in net assets resulting from operations	$0.80	$1.54
Distributions declared per share	$(0.77)	$(1.27)

Consolidated balance sheet data	As of June 30, 2025	As of December 31, 2024
Cash and cash equivalents	$13,778,299	$26,001
Investments at fair value	347,537,054	-
Total assets	367,024,875	1,143,829
Total debt (net of unamortized deferred financing costs)	193,866,809	-
Total liabilities	206,344,314	1,142,829
Total net assets	$160,680,561	$1,000
Net asset value per share	$25.06	$25.00
Other data
Number of portfolio companies	66	-
Distributions declared per share	(1.27)	-
Total return based on net asset value[1]	5.4%	-
________________________
1Total return is based upon the change in net asset value per share between the opening and ending net asset values per share, assuming reinvestment of any distributions during the period. Total return is not annualized and does not include a sales load.

Portfolio and Investment Activity
Our investment activity for the three months ended June 30, 2025 is presented below (information presented herein is at par value unless otherwise indicated).

Three Months Ended June 30, 2025
New investment commitments:
Total new investment commitments	$92,303,675

Principal amount of investments funded:
First lien loans	$77,698,668
Second lien loans	7,508,694
Unsecured notes	1,050,000
Total principal amount of investments funded	$86,257,362
Principal amount of investments sold or repaid:
First lien loans	$3,911,933
Second lien loans	2,000,000
Unsecured notes	-
Total principal amount of investments sold or repaid	$5,911,933
Number of new investment commitments in new portfolio companies	17
Average new investment commitment amount in new portfolio companies	$5,429,628
Percentage of new debt investment commitments at floating rates	98.9%
Percentage of new debt investment commitments at fixed rates	1.1%
Weighted average yield on funded debt and other income producing securities[1]	9.8%
Weighted average yield to maturity on investments sold or repaid during the period[1]	9.0%
___________________
1Weighted average yield to maturity is calculated by weighting the yield to maturity of each investment by its ending funded par amount. Yield to maturity is calculated inclusive of a portfolio company’s spread, reference rate floor (if any) or actual reference rate in effect and original issue discount through maturity and excludes any upfront fees.
As of June 30, 2025, we had 155 debt investments in 66 portfolio companies with an aggregate fair value of $347,537,054. As of December 31, 2024, we had not commenced investment activity.
As of June 30, 2025, our investments consisted of the following:

	June 30, 2025
Investments	Amortized Cost	Fair Value	Percent of Total Portfolio at Fair Value
First Lien Loans	$322,600,914	$322,511,538	92.8%
Second Lien Loans	10,427,476	10,519,925	3.0%
Unsecured Notes	14,754,064	14,505,591	4.2%
Total Investments	$347,782,454	$347,537,054	100.0%

The industry composition of investments based on fair value as of June 30, 2025 was as follows:

June 30, 2025
Capital Markets	3.8%
Financial Services	13.8%
Health Care Providers & Services	17.1%
Health Care Technology	3.0%
Insurance	26.2%
IT Services	6.0%
Professional Services	16.1%
Real Estate Management & Development	5.5%
Software	8.5%
Total	100.0%
The geographic composition of investments based on fair value as of June 30, 2025 was as follows:

June 30, 2025
U.S.	98.5%
Non-U.S.	1.5%
Total	100.0%
The following table presents certain selected information regarding our investment portfolio as of June 30, 2025:

As of June 30, 2025
Number of portfolio companies	66
Median EBITDA (based on par)	$130,900,000
Percentage of performing debt bearing a floating rate	99.0%
Percentage of performing debt bearing a fixed rate	1.0%
Weighted average yield to maturity on debt and other income producing investments (at fair value)[1]	9.8%
_________________
1Weighted average yield to maturity is calculated by weighting the yield to maturity of each investment by its ending funded par amount. Yield to maturity is calculated inclusive of a portfolio company’s spread, reference rate floor (if any) or actual reference rate in effect and original issue discount through maturity and excludes any upfront fees.

The following table presents the maturity schedule of our debt investments based on fair value as of June 30, 2025:

	June 30, 2025
Maturity Year	Fair Value	Percentage of Portfolio
2026	$11,454,442	3.3%
2027	14,835,437	4.3%
2028	42,031,422	12.1%
2029	80,645,074	23.2%
2030	53,748,697	15.5%
2031	92,743,598	26.7%
2032	37,380,079	10.8%
2033	3,522,610	1.0%
2034	-	0.0%
2035	-	0.0%
2036	-	0.0%
2037	11,175,695	3.2%
Total	$347,537,054	100.0%
The Adviser monitors our portfolio companies on an ongoing basis. The Adviser believes that actively managing an investment allows it to identify problems early and work with companies to develop constructive solutions when necessary. The Adviser will monitor our portfolio with a focus toward anticipating negative credit events. In seeking to maintain portfolio company performance and help to ensure a successful exit, the Adviser will work closely with, as applicable, the lead equity sponsor, portfolio company management, consultants, advisers and other security holders to discuss financial position, compliance with covenants, financial requirements and execution of the company’s business plan. In addition, the Adviser’s personnel may occupy a seat or serve as an observer on a portfolio company’s board of directors or similar governing body.
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
The following table shows the composition of our portfolio investments on the Adviser’s internal performance rating scale:

	June 30, 2025
Investment Rating	Fair Value	Percentage of Portfolio
1	$52,685,381	15.2%
2	294,851,673	84.8%
3	-	0.0%
4	-	0.0%
5	-	0.0%
	$347,537,054	100.0%
The following table presents the amortized cost of our performing and non-accrual investments as of June 30, 2025:

	June 30, 2025
	Amortized Cost	Percentage
Performing	$347,782,454	100.0%
Non-accrual	-	-
Total	$347,782,454	100.0%
The following table presents the fair value of our performing and non-accrual investments as of June 30, 2025:

	June 30, 2025
	Fair Value	Percentage
Performing	$347,537,054	100.0%
Non-accrual	-	-
Total	$347,537,054	100.0%
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

Results of Operations
As of December 31, 2024, we had not commenced investment activity. The following table presents the operating results for the three and six months ended June 30, 2025:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Total investment income	$7,676,988	$12,145,936
Less: net expenses	3,497,717	5,594,933
Net investment income (loss)	4,179,271	6,551,003
Total net realized gains (losses)	110,460	138,668
Net change in unrealized appreciation (depreciation) on investments	64,634	(245,400)
Net increase (decrease) in net assets resulting from operations	$4,354,365	$6,444,271
Investment Income
Total investment income consisted of interest income from investments, dividend income from investments, interest from cash and cash equivalents and fee income. For the three and six months ended June 30, 2025, total investment income was comprised of the following:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Interest income from investments	$7,627,546	$12,075,088
Interest from cash and cash equivalents	49,442	70,848
Total investment income	$7,676,988	$12,145,936
Expenses
Operating expenses for the three and six months ended June 30, 2025 were as follows:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Base management fees	$239,381	$373,496
Interest and credit facility fees	3,089,191	4,998,381
Offering costs	159,750	279,139
Professional fees	599,511	1,234,340
Trustees fees	68,750	137,500
Insurance expenses	11,895	28,599
Total expenses before expense support	$4,168,478	$7,051,455
Expense support reimbursement	$(670,761)	$(1,456,522)
Net expenses	$3,497,717	$5,594,933
Under the Administration Agreement, we will reimburse the Administrator for all reasonable costs and expenses incurred for services performed for us. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties, and we will reimburse the expenses of these parties incurred directly and/or paid by the Administrator on our behalf. The Administrator can waive any amounts owed to it under the Administration Agreement, at its discretion.
For the three and six months ended June 30, 2025, we incurred $161,385 and $299,047 of administrative overhead expenses, respectively, which were included on the Consolidated Statements of Operations as professional fees.

Income Taxes, Including Excise Taxes
We intend to elect to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our Shareholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income, if any, for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our Shareholders, which generally relieve us from corporate-level U.S. federal income taxes and excise tax to the extent of such distributions.
Net Realized Gains (Losses) and Unrealized Appreciation (Depreciation) on Investments
The following table summarizes our net realized gains (losses) and unrealized appreciation (depreciation) for the three and six months ended June 30, 2025:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Net realized gains (losses) and unrealized appreciation (depreciation) on investments
Total net realized gains (losses)	$110,460	$138,668
Total net change in unrealized appreciation (depreciation)	64,634	(245,400)
Net realized gains (losses) and unrealized appreciation (depreciation) on investments	$175,094	$(106,732)
The Adviser determines the fair value of our portfolio investments and any changes in fair value are recorded as unrealized appreciation or depreciation on a quarterly basis. During the three and six months ended June 30, 2025, we recorded net unrealized appreciation of $64,634 and net unrealized depreciation of $245,400, respectively, both driven primarily by fluctuations in the fair value of our debt instruments acquired during the period.
Financial Condition, Liquidity and Capital Resources
We intend to generate cash from (1) future sales of our Shares and drawdowns of existing commitments, (2) cash flows from operations and (3) borrowings from banks or other lenders. We seek to enter into bank debt, credit facility or other financing arrangements on at least customary market terms; however, we cannot assure you we will be able to do so.
Our primary use of cash is for (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including paying the Adviser), (3) debt service of any borrowings and (4) cash distributions to the holders of our Shares.
Equity
Subscriptions and Drawdowns
For the three and six months ended June 30, 2025, we completed the following Share issuances:

Share Issuance Date	Number of Shares Issued	Proceeds
June 30, 2025	564,249	$14,139,285
June 1, 2025 (1)	313,784	$7,858,974
May 1, 2025 (1)	608,121	$15,212,518
April 2, 2025 (1)	36,630	$916,869
March 31, 2025	852,090	$21,328,576
March 1, 2025 (1)	437,282	$10,876,129
January 22, 2025	3,600,000	$90,000,000

(1)A portion of total Shares issued included Shares issued to Shareholders participating in the DRIP.
The sales of Shares were made pursuant to subscription agreements entered into by us and our investors. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase Shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of five business days’ prior notice to the funding date. Each of the sales of Shares is exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and Regulation D thereunder.
Debt
Credit Facility
As of December 31, 2024, we had not entered into any financing facilities. The following table shows our outstanding debt as of June 30, 2025:

	June 30, 2025
	Aggregate Principal Committed	Outstanding Principal	Amount Available (1)	Net Carrying Value
Credit Facility	$250,000,000	$197,000,000	$53,000,000	$193,866,809
Total	$250,000,000	$197,000,000	$53,000,000	$193,866,809
__________
(1)The amount available may be subject to limitations related to the borrowing base under the Credit Facility, outstanding letters of credit issued and asset coverage requirements.
Liquidity
Operating liquidity is our ability to meet our short-term liquidity needs. The following table presents our operating liquidity position as of June 30, 2025 and December 31, 2024:

	As of
	June 30, 2025	December 31, 2024
Cash	$13,778,299	$26,001
Unused borrowing capacity	53,000,000	-
Unfunded portfolio company commitments	(119,757,529)	-
Undrawn capital commitments	485,600,715	-
Total operational liquidity	$432,621,485	$26,001

Distributions
For the three and six months ended June 30, 2025, we declared the following distributions:

Record Date	Payment Date	Distribution Rate per Share	Distributions Paid
June 30, 2025	July 21, 2025	$0.25	$1,461,986
May 31, 2025 (1)	June 20, 2025	$0.02	$110,683
May 31, 2025	June 20, 2025	$0.25	$1,383,541
April 30, 2025	May 21, 2025	$0.25	$1,231,510
March 31, 2025	April 21, 2025	$0.25	$1,009,331
February 28, 2025	March 21, 2025	$0.25	$900,010
(1)Represents a special cash distribution.

Commitments and Off-Balance Sheet Arrangements
Litigation and Regulatory Matters
From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies or our co-investors. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. We and the Adviser are not currently a party to any material legal proceedings.
Unfunded Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments. As of June 30, 2025, we had unfunded portfolio commitments under loan and financing agreements in the amount of $119,757,529. We expect to maintain sufficient liquidity in the form of cash, financing capacity and undrawn capital commitments from our investors to cover any outstanding unfunded portfolio company commitments we may be required to fund.
Investor Commitments
As of June 30, 2025, we had received $611,491,000 of capital commitments, of which $485,600,715 remains unfunded. As of December 31, 2024, we had received capital commitments totaling $1,000, of which, $0 remains unfunded.
Contractual Obligations
Our payment obligations for repayment of debt, which total our contractual obligations on June 30, 2025, include $250,000,000 of financing under the Credit Facility maturing in three to five years.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Credit Facility	$250,000,000	$-	$-	$250,000,000	$-
Total	$250,000,000	$-	$-	$250,000,000	$-
Hedging
In connection with certain portfolio investments, we may employ hedging techniques designed to reduce the risk of adverse movements in interest rates, securities prices and currency exchange rates. While such transactions may reduce certain risks, such transactions themselves may entail certain other risks. Thus, while we may benefit from the use of these hedging mechanisms, unanticipated changes in interest rates, securities prices, currency exchange rates and other factors may result in a poorer overall performance for us than if we had not entered into such hedging transactions. The successful utilization of hedging and risk management transactions requires skills that are separate from the skills used in selecting and monitoring investments. There were no hedging transactions through the six months ended June 30, 2025.
Critical Accounting Policies
This discussion of our operating plans is based upon our consolidated financial statements, which are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, we describe our critical accounting policies in the notes to our consolidated financial statements.
Valuation of Investments
The Board has designated the Adviser as our “Valuation Designee” under Rule 2a 5 under the 1940 Act. The Adviser determines the value of our investments in accordance with our Valuation Policy and fair value accounting guidance promulgated under GAAP, which establishes a hierarchical disclosure framework which ranks the observability inputs used in measuring financial instruments at fair value. See the Notes to Consolidated Financial Statements for a description of the hierarchy for fair value measurements and a description of our valuation procedures.

Revenue Recognition
We record interest income on an accrual basis to the extent that we expect to collect such amounts. Certain investments may have contractual PIK interest. PIK interest represent accrued interest that is added to the principal amount or liquidation amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. We do not accrue as a receivable interest on loans and debt securities for accounting purposes if we have reason to doubt our ability to collect such interest. Original issue discounts, market discounts or premiums are accreted or amortized over the life of the respective security using the effective interest method as interest income. We record prepayment premiums on loans and debt securities as interest income.Dividend income on preferred equity securities may be recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities may be recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. During the three and six months ended June 30, 2025, we did not earn any dividend income.
U.S. Federal Income Taxes
We intend to elect to be treated, and intend to qualify annually thereafter, to be subject to tax as a RIC under Subchapter M of the Code. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any ordinary income or capital gains distributed to shareholders. To qualify as a RIC, we must, among other things, maintain an election under the 1940 Act to be regulated as a BDC, meet specified source-of-income and asset diversification requirements as well as distribute each taxable year dividends for U.S. federal income tax purposes generally of an amount at least equal to 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and is determined without regard to any deduction for dividends paid.
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
As of June 30, 2025, 99.0% of our debt investments based on fair value were at floating rates. The Credit Facility, also bears interest at a floating rate.

Based on our Consolidated Statement of Assets and Liabilities as of June 30, 2025, the following table shows the approximate annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors and assuming no changes in our investment portfolio and borrowing structure):

	Change in
Basis point change	Interest Income(1)	Interest Expense	Net Investment Income (Loss)
300	$10,326,215	$(5,910,000)	$4,416,215
200	6,884,143	(3,940,000)	2,944,143
100	3,442,072	(1,970,000)	1,472,072
(100)	(3,442,072)	1,970,000	(1,472,072)
(200)	(6,884,143)	3,940,000	(2,944,143)
(300)	(10,326,215)	5,910,000	(4,416,215)
________________
(1)Assumes no defaults or prepayments by portfolio companies over the next twelve months.
We may in the future hedge against interest rate fluctuations by using hedging instruments such as interest rate swaps, futures, options and forward contracts, subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of changes in interest rates with respect to our portfolio investments. We did not engage in interest rate hedging activities during the three months ended June 30, 2025.
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2025 (the end of the period covered by this report), our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a 15(e) of the Exchange Act). Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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

Item 1A.    Risk Factors
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 27, 2025 and our quarterly report on Form 10-Q, as filed on May 14, 2025, except as provided below.
Investments in the Software and Technology Sectors

We will make investments in the software and technology sectors and a downturn in such sectors could significantly impact the aggregate returns we realize on such investments. For example, portfolio companies in the software sector are subject to a number of risks. The revenue, income (or losses) and valuations of software and other technology-related companies can and often do fluctuate suddenly and dramatically. In addition, because of rapid technological change, the average selling prices of software products have historically decreased over their productive lives. As a result, the average selling prices of software offered by our portfolio companies may decrease over time, which could adversely affect their operating results and, correspondingly, the value of any securities that we may hold. Additionally, companies operating in the software sector are subject to vigorous competition, changing technology, changing client and end-consumer needs, evolving industry standards and frequent introductions of new products and services. Our portfolio companies in the software sector could compete with companies that are larger and could be engaged in a greater range of businesses or have greater financial, technical, sales or other resources than our portfolio companies do. Our portfolio companies could lose market share if their competitors introduce or acquire new products that compete with their software and related services or add new features to existing products. Any deterioration in the results of our portfolio companies due to competition or otherwise could, in turn, materially adversely affect our business, financial condition and results of operations.

Investments in the Financial Services Sector

We will make investments in the financial services sector. Investing in financial services sector companies involves substantial risk, including the effects of changes in interest rates on the profitability of financial services companies, the rate of corporate and consumer debt defaults, price competition, other financial commitments, product lines and other operations and recent ongoing changes in the financial services sector (including consolidations, development of new products and changes to the sector’s regulatory framework). Our investments in portfolio companies in the financial services sector also include risks related to market uncertainty, additional or changing government regulations, disclosure requirements, limits on fees, increasing borrowing costs or limits on the terms or availability of credit to such portfolio companies, and other regulatory requirements, each of which may impact the conduct of such portfolio companies. Compliance with changing regulatory requirements will likely impose staffing, legal, compliance and other costs, and administrative burdens upon our investments in portfolio companies in the financial services sector.

Investments in the Business Services Sector

We will make investments in the business services sector. Portfolio companies in the business services sector are subject to many risks, including the negative impact of regulation, changing technology, a competitive marketplace and difficulty in obtaining financing. Portfolio companies in the business services industry must respond quickly to technological changes and understand the impact of these changes on customers’ preferences. Adverse economic, business, or regulatory developments affecting the business services sector could have a negative impact on the value of our investments in portfolio companies operating in this industry, and therefore could negatively impact our business and results of operations.

The following replaces the disclosure set forth under “Risk Factors—Risks Relating to the Fund’s Business and Structure—PIK Interest Payments”:

PIK Interest Payments

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

To the extent original issue discount instruments, such as zero coupon bonds and PIK loans, constitute a significant portion of the Fund’s income, investors will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following: (a) the higher interest rates of PIK loans reflect the payment deferral and increased credit risk associated with these instruments, and PIK instruments generally represent a significantly higher credit risk than coupon loans; (b) PIK loans may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral; (c) market prices of zero-coupon or PIK securities are affected to a greater extent by interest rate changes and may be more volatile than securities that pay interest periodically and in cash, and PIKs are usually less volatile than zero-coupon bonds, but more volatile than cash pay securities; (d) because original issue discount income is accrued without any cash being received by the Fund, required cash distributions may have to be paid from offering proceeds or the sale of Fund assets without investors being given any notice of this fact; (e) the deferral of PIK interest increases the loan-to-value ratio, which is a measure of the riskiness of a loan; (f) even if the accounting conditions for income accrual are met, the borrower could still default when the Fund’s actual payment is due at the maturity of the loan; (g) original issue discount creates risk of non-refundable cash payments to the Adviser based on non-cash accruals that may never be realized; and (h) the interest payments deferred on a PIK loan are subject to the risk that the borrower may default when the deferred payments are due in cash at the maturity of the loan.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Except as previously reported by the Fund on its current reports on Form 8-K, the Fund did not sell any securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosure
Not applicable.
Item 5.Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2025, none of our Trustees or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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

Stone Point Credit Income Fund

Date: August 13, 2025	By:	/s/ Scott J. Bronner
Name: Scott J. Bronner Title: Principal Executive Officer

Date: August 13, 2025	By:	/s/ Steven P. Henke
Name: Steven P. Henke Title: Principal Financial Officer