Form 10-Q
period 2025-09-30
Stone Point Credit Income Fund
filed 2025-11-13
CIK 2031283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The issuer had 8,683,590 Common Shares of beneficial interest, $0.001 par value per share, outstanding as of October 31, 2025.

Stone Point Credit Income Fund
Form 10-Q for the Quarter Ended September 30, 2025

PART I.FINANCIAL INFORMATION
Item 1.Consolidated Financial Statements
Stone Point Credit Income Fund
Consolidated Statements of Assets and Liabilities

	September 30, 2025	December 31, 2024
	(Unaudited)	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (amortized cost of $429,587,861 and $0, respectively)	$429,398,779	$—
Non-controlled/affiliated investments (amortized cost of $1,652,037 and $0, respectively)	1,686,594	—
Total investments at fair value (amortized cost of $431,239,898 and $0, respectively)	431,085,373	—
Cash and cash equivalents (Note 2)	12,340,278	26,001
Interest receivable from non-controlled/non-affiliated investments	2,702,356	—
Dividend receivable from non-controlled/non-affiliated investments	30,370	—
Unsettled trades receivable	528,676	—
Paydown receivable	19,065	—
Deferred offering expenses	207,676	588,332
Prepaid expenses and other assets	23,104	10,475
Expense support receivable	293,124	519,021
Total assets	$447,230,022	$1,143,829

Liabilities
Credit facility payable (net of deferred financing costs of $2,960,274 and $0, respectively) (Note 6)	$218,061,506	$—
Interest and financing fees payable	3,224,433	—
Unsettled trades payable	8,530,759	—
Base management fees payable (Note 3)	241,213	—
Offering costs and organizational expenses payable (Note 4)	—	815,456
Due to Adviser	—	25,000
Distribution payable (Note 7)	2,132,071	—
Accounts payable and accrued expenses	1,060,670	302,373
Total liabilities	$233,250,652	$1,142,829

Commitments and contingencies (Note 5)	$—	$—
Net Assets:
Common shares of beneficial interest, $0.001 par value, unlimited shares authorized, 8,528,283 and 40 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	$8,528	$—
Additional paid-in capital	213,317,672	1,000
Distributable earnings (accumulated losses)	653,170	—
Total net assets	213,979,370	1,000
Total liabilities and net assets	$447,230,022	$1,143,829
Net asset value per common share of beneficial interest	$25.09	$25.00
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stone Point Credit Income Fund
Consolidated Statements of Operations

	Three Months Ended September 30, 2025 (Unaudited) (1)	Nine Months Ended September 30, 2025 (Unaudited) (1)
Investment income
Interest income from non-controlled/non-affiliated investments	$9,860,251	$21,935,338
Dividend income from non-controlled/non-affiliated investments	30,370	30,370
Interest income from cash and cash equivalents	191,432	262,280
Total interest and dividend income	10,082,053	22,227,988

Fee income from non-controlled/non-affiliated investments	68,148	68,148

Total investment income	$10,150,201	$22,296,136

Operating expenses
Base management fees (Note 3)	$343,565	$717,060
Interest and financing fees (Note 6)	3,678,970	8,677,351
Offering costs (Note 4)	163,189	442,328
Professional fees	663,019	1,897,359
Trustee fees	68,750	206,250
Insurance expense	11,966	40,565
Total expenses before expense support	4,929,459	11,980,913
Expense support reimbursement (Note 3)	(612,284)	(2,068,806)
Net expenses	4,317,175	9,912,107
Net investment income (loss)	$5,833,026	$12,384,029
Net realized gains (losses) and unrealized appreciation (depreciation):
Net realized gains (losses):
Non-controlled/non-affiliated investments	$123,759	$262,427
Foreign currency transactions	10,827	10,827
Total net realized gains (losses)	$134,586	$273,254
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	$56,318	$(189,082)
Non-controlled/affiliated investments	34,557	34,557
Translation of assets and liabilities in foreign currencies	(11,373)	(11,373)
Total net change in unrealized appreciation (depreciation)	$79,502	$(165,898)
Net increase (decrease) in net assets resulting from operations	$6,047,114	$12,491,385

Per share information - basic and diluted:
Net investment income (loss)	$0.78	$2.34
Net increase (decrease) in net assets resulting from operations	$0.81	$2.36
Weighted average shares outstanding	7,451,579	5,288,143
(1)No comparative information has been presented as the Fund commenced operations on January 22, 2025.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stone Point Credit Income Fund
Consolidated Statements of Changes in Net Assets

	Three Months Ended September 30, 2025 (Unaudited) (1)	Nine Months Ended September 30, 2025 (Unaudited) (1)
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$5,833,026	$12,384,029
Total net realized gains (losses)	134,586	273,254
Total net change in unrealized appreciation (depreciation)	79,502	(165,898)
Net increase (decrease) in net assets resulting from operations	6,047,114	12,491,385

Decrease in net assets resulting from shareholder distributions:
Shares distributed pursuant to dividend reinvestment plan	(1,129,134)	(1,847,200)
Distributions to shareholders from earnings	(4,612,020)	(9,991,015)
Net decrease in net assets resulting from shareholder distributions	(5,741,154)	(11,838,215)

Increase in net assets resulting from capital share transactions:
Issuance of Shares pursuant to dividend reinvestment plan	1,129,134	1,847,200
Issuance of Shares	51,863,715	211,478,000
Net increase in net assets resulting from capital share transactions	52,992,849	213,325,200

Total increase in net assets	53,298,809	213,978,370
Net assets, beginning of period	160,680,561	1,000
Net assets, end of period	$213,979,370	$213,979,370
Net asset value per share	$25.09	$25.09
Common shares outstanding at the end of the period	8,528,283	8,528,283
(1)No comparative information has been presented as the Fund commenced operations on January 22, 2025.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stone Point Credit Income Fund
Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2025 (Unaudited)(1)
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$12,491,385
Adjustments to reconcile net increase (decrease) in partners’ capital resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on non-controlled/non-affiliated investments	189,082
Net change in unrealized (appreciation) depreciation on non-controlled/affiliated investments	(34,557)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	11,505
Net realized (gains) losses on non-controlled/non-affiliated investments	(262,427)
Net amortization and accretion of premiums and discounts	(1,050,632)
Purchases of investments, net	(491,184,006)
Sales and repayments of investments, net	61,473,998
Interest received in kind	(216,831)
Amortization of deferred financing costs	473,196
Changes in operating assets and liabilities:
Interest receivable from non-controlled/non-affiliated investments	(2,702,356)
Dividend receivable from non-controlled/non-affiliated investments	(30,370)
Unsettled trades receivable	(528,676)
Paydown receivable	(19,065)
Deferred offering expenses	380,656
Prepaid expenses and other assets	(12,629)
Expense support receivable	225,897
Interest and financing fees payable	3,224,433
Base management fees payable	241,213
Offering costs and organizational expenses payable	(815,456)
Due to Adviser	(25,000)
Unsettled trades payable	8,530,759
Accounts payable and accrued expenses	758,297
Net cash provided by (used in) operating activities	(408,881,584)

Cash flows from financing activities
Borrowings under revolving credit facility	323,280,275
Payments on revolving credit facility	(102,270,000)
Deferred financing costs	(3,433,470)
Distributions paid in cash	(7,858,944)
Proceeds from issuance of Shares	211,478,000
Net cash provided by (used in) financing activities	421,195,861

Net increase (decrease) in cash and cash equivalents	12,314,277
Cash and cash equivalents, beginning of period	26,001
Cash and cash equivalents, end of period	$12,340,278

Nine Months Ended September 30, 2025 (Unaudited)(1)
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4,979,722
Reinvestment of distributions pursuant to dividend reinvestment plan during the period	$1,847,200
(1)No comparative information has been presented as the Fund commenced operations on January 22, 2025.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stone Point Credit Income Fund
Consolidated Schedule of Investments
As of September 30, 2025 (Unaudited)

Portfolio Company 1 2 3 4	Investment Type	Reference Rate and Floor(11)				Footnotes	Interest Rate(11)	Maturity Date [5]	Par Amount / Units	Cost [6]	Fair Value	Percentage of Net Assets [7]
Non-controlled/non-affiliated investments
Debt Investments - 199.9%
Capital Markets
Cliffwater, LLC	First Lien Term Loan	SOFR+	5.00%	0.75%	Floor		9.31%	4/22/2032	13,387,266	$13,274,741	$13,258,748	6.2%
Cliffwater, LLC	First Lien Revolver	SOFR+	5.00%	0.75%	Floor	(9)	9.31%	4/22/2032	—	(12,021)	(14,836)	0.0%
Payscape Buyer, Inc.	Second Lien Term Loan	SOFR+	8.00%	1.00%	Floor		12.16%	4/28/2028	1,280,992	1,280,992	1,280,992	0.6%
Payscape Buyer, Inc.	Second Lien Delayed Draw Term Loan	SOFR+	8.00%	1.00%	Floor		12.16%	4/28/2028	719,008	719,008	719,008	0.3%
Wharf Street Ratings Acquisition LLC	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.91%	9/16/2032	16,315,508	16,153,310	16,152,353	7.4%
Wharf Street Ratings Acquisition LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(9)	8.91%	9/16/2027	—	(9,011)	(18,128)	0.0%
Wharf Street Ratings Acquisition LLC	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	8.91%	9/16/2032	—	(18,607)	(18,717)	0.0%
Total Capital Markets										31,388,412	31,359,420

Consumer Finance
Equinox Buyer LLC	First Lien Term Loan	SOFR+	5.25%	1.00%	Floor		9.47%	9/9/2031	11,016,414	10,852,827	10,851,168	5.1%
Equinox Buyer LLC	First Lien Revolver	SOFR+	5.25%	1.00%	Floor	(9)	9.47%	9/9/2031	—	(22,030)	(22,254)	0.0%
Total Consumer Finance										10,830,797	10,828,914

Entertainment
Inizio Group Limited	First Lien Term Loan	SOFR+	4.25%	0.50%	Floor	(8)	8.35%	8/19/2028	1,987,229	1,925,791	1,979,777	0.9%
Total Entertainment										1,925,791	1,979,777

Financial Services
Apex Group Treasury LLC	First Lien Term Loan	SOFR+	3.50%			(8)	7.75%	2/27/2032	1,115,477	1,083,672	1,093,167	0.5%
Barings Middle Market CLO Ltd.	Unsecured Note	SOFR+	6.17%				10.49%	4/15/2037	5,475,000	5,422,588	5,283,375	2.5%
Beacon Pointe Harmony, LLC	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.91%	12/29/2028	2,474,375	2,474,375	2,474,375	1.2%
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(9)	8.91%	12/29/2028	2,153,250	2,153,250	2,153,250	1.0%
Best Egg Asset Structured Pass Through Master Trust	Unsecured Note	N/A				(10)	0.00%	9/15/2035	5,082	944,327	937,499	0.4%
Churchill Middle Market CLO Ltd.	Unsecured Note	SOFR+	6.85%				11.17%	4/27/2037	1,570,000	1,570,000	1,562,150	0.7%
Coller Private Equity Backed Notes & Loans II-A L.P.	Unsecured Note	SOFR+	5.20%			(9)	9.44%	4/30/2037	1,112,642	1,094,345	1,112,642	0.5%
HBWM Intermediate II, LLC	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.91%	11/17/2031	2,261,462	2,251,574	2,251,060	1.1%
HBWM Intermediate II, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor		8.91%	11/17/2031	2,713,755	2,702,110	2,701,272	1.3%
HBWM Intermediate II, LLC	First Lien Revolver	SOFR+	4.75%	0.50%	Floor	(9)	8.89%	8/18/2031	300,013	298,827	297,504	0.1%
Ivy Hill Middle Market Credit Fund XII Ltd	Unsecured Note	SOFR+	6.25%				10.58%	4/20/2037	4,421,052	4,421,052	4,398,947	2.1%
LD Holdings Group LLC.	Unsecured Note	N/A				(8) (10)	8.75%	11/1/2027	800,000	753,933	790,783	0.4%
LendingTree, Inc.	First Lien Term Loan	SOFR+	4.50%			(8)	8.66%	8/21/2030	2,250,000	2,227,835	2,246,254	1.0%
MAI Capital Management Intermediate LLC	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.75%	8/29/2031	2,757,143	2,733,699	2,730,399	1.3%
MAI Capital Management Intermediate LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(9)	8.75%	6/14/2027	—	(21,582)	(44,003)	0.0%
MAI Capital Management Intermediate LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(9)	8.75%	8/29/2031	853,667	847,652	837,869	0.4%
MAI Capital Management Intermediate LLC	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	8.91%	8/29/2031	192,422	187,399	182,053	0.1%
New Mountain Guardian IV Income Rated Feeder II, Ltd.	Unsecured Note	SOFR+	8.40%			(9)	12.40%	4/3/2037	1,929,750	1,895,085	1,969,275	0.9%

Portfolio Company 1 2 3 4	Investment Type	Reference Rate and Floor(11)				Footnotes	Interest Rate(11)	Maturity Date [5]	Par Amount / Units	Cost [6]	Fair Value	Percentage of Net Assets [7]
Nexus Buyer LLC	Second Lien Term Loan	SOFR+	5.75%			(8)	9.91%	1/30/2032	8,999,749	8,911,323	9,000,874	4.2%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	1.00%	Floor		8.79%	10/2/2028	7,934,051	7,890,955	7,895,174	3.7%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	1.00%	Floor	(9)	8.79%	10/2/2028	1,140,181	1,137,587	1,104,617	0.5%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	1.00%	Floor		8.79%	10/2/2028	1,763,167	1,763,167	1,754,528	0.8%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	1.00%	Floor		8.79%	10/2/2028	424,563	424,563	422,483	0.2%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	1.00%	Floor		8.79%	10/2/2028	425,490	425,490	423,405	0.2%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	1.00%	Floor		8.79%	10/2/2028	1,334,101	1,334,101	1,327,564	0.6%
TA/WEG Intermediate Holdings, LLC	First Lien Revolver	SOFR+	4.50%	1.00%	Floor	(9)	8.79%	10/2/2028	—	—	(4,083)	0.0%
The Edelman Financial Engines Center, LLC	Second Lien Term Loan	SOFR+	5.25%			(8)	9.41%	10/6/2028	1,008,694	986,693	1,012,158	0.5%
Total Financial Services										55,914,020	55,914,591

Health Care Providers & Services
Action Behavior Centers Therapy LLC	First Lien Term Loan	SOFR+	5.25%	0.75%	Floor		9.47%	7/2/2031	7,798,214	7,739,753	7,739,728	3.6%
Action Behavior Centers Therapy LLC	First Lien Delayed Draw Term Loan	SOFR+	5.25%	0.75%	Floor	(9)	9.47%	7/2/2031	511,424	507,924	500,737	0.2%
Action Behavior Centers Therapy LLC	First Lien Revolver	SOFR+	5.25%	0.75%	Floor	(9)	9.47%	7/2/2031	—	—	(5,357)	0.0%
Belmont Buyer, Inc.	First Lien Term Loan	SOFR+	6.50%	1.00%	Floor		10.66%	6/21/2029	5,232,751	5,251,720	5,232,751	2.4%
Belmont Buyer, Inc.	First Lien Delayed Draw Term Loan	SOFR+	6.50%	1.00%	Floor		10.69%	6/21/2029	1,242,116	1,246,619	1,242,116	0.6%
Belmont Buyer, Inc.	First Lien Revolver	SOFR+	6.50%	1.00%	Floor	(9)	10.66%	6/21/2029	—	—	—	0.0%
Chartis Group, LLC	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		8.52%	9/17/2031	1,700,437	1,685,965	1,688,976	0.8%
Chartis Group, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(9)	8.52%	9/17/2026	—	—	(3,535)	0.0%
Chartis Group, LLC	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(9)	8.52%	9/17/2031	—	—	(1,767)	0.0%
Continental Buyer Inc.	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		8.66%	4/2/2031	2,240,127	2,215,879	2,229,599	1.0%
Continental Buyer Inc.	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(9)	8.66%	4/2/2031	456,418	442,921	427,749	0.2%
Continental Buyer Inc.	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(9)	8.66%	4/2/2031	—	(11,639)	(13,310)	0.0%
Covetrus, Inc.	First Lien Term Loan	SOFR+	5.00%	0.50%	Floor	(8)	9.00%	10/12/2029	2,977,099	2,895,136	2,666,364	1.2%
Giving Home Health Care	First Lien Term Loan	SOFR+	6.25%				10.53%	4/26/2029	11,981,038	11,893,195	11,863,623	5.5%
Headlands Buyer, Inc.	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.74%	9/29/2032	10,912,083	10,803,048	10,802,962	5.0%
Headlands Buyer, Inc.	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(9)	8.74%	9/29/2027	—	(22,102)	(44,238)	0.0%
Headlands Buyer, Inc.	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	8.74%	9/29/2032	—	(21,624)	(21,641)	0.0%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.50%	0.75%	Floor		9.66%	2/13/2031	1,144,242	1,149,143	1,155,685	0.5%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.50%	0.75%	Floor	(9)	9.66%	2/13/2031	1,261,889	1,257,281	1,289,619	0.6%
MB2 Dental Solutions, LLC	First Lien Revolver	SOFR+	5.50%	0.75%	Floor	(9)	9.66%	2/13/2031	—	—	—	0.0%
RCP NATS Purchaser, LLC	First Lien Term Loan	SOFR+	5.00%	0.75%	Floor		9.00%	3/19/2032	11,194,030	11,064,830	11,059,701	5.2%
RCP NATS Purchaser, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.00%	0.75%	Floor	(9)	9.00%	3/19/2027	—	(11,549)	(26,866)	0.0%
RCP NATS Purchaser, LLC	First Lien Revolver	SOFR+	5.00%	0.75%	Floor	(9)	9.00%	3/19/2032	—	(18,088)	(18,806)	0.0%
RxB Holdings, Inc.	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor	(8)	8.78%	12/20/2027	895,325	884,750	900,920	0.4%
RxB Holdings, Inc.	First Lien Term Loan	SOFR+	5.25%	0.75%	Floor	(8)	9.53%	12/20/2027	2,877,899	2,862,063	2,888,691	1.3%
Vital Care Buyer LLC	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		8.50%	7/30/2031	3,313,125	3,284,995	3,313,125	1.5%
Vital Care Buyer LLC	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(9)	8.50%	7/30/2031	—	—	—	0.0%
Total Health Care Providers & Services										65,100,220	64,866,826

Health Care Technology
FINThrive Software Intermediate Holdings, Inc.	First Lien Term Loan	SOFR+	5.25%			(8)	9.25%	12/15/2028	4,742,842	4,699,786	4,729,799	2.2%
Homecare Software Solutions LLC	First Lien Term Loan	SOFR+	5.55%	0.75%	Floor		9.71%	6/16/2031	5,079,003	5,036,830	5,034,307	2.4%
Homecare Software Solutions LLC	First Lien Term Loan	SOFR+	5.55%	0.75%	Floor		9.71%	6/16/2031	2,163,752	2,145,785	2,144,711	1.0%

Portfolio Company 1 2 3 4	Investment Type	Reference Rate and Floor(11)				Footnotes	Interest Rate(11)	Maturity Date [5]	Par Amount / Units	Cost [6]	Fair Value	Percentage of Net Assets [7]
Homecare Software Solutions LLC	First Lien Delayed Draw Term Loan	SOFR+	5.55%	0.75%	Floor		9.71%	6/16/2031	1,886,487	1,873,331	1,869,886	0.9%
Total Health Care Technology										13,755,732	13,778,703

Insurance
Alkeme Intermediary Holdings, LLC	First Lien Term Loan	SOFR+	5.00%	1.00%	Floor		9.00%	5/28/2027	825,000	824,046	820,875	0.4%
Alkeme Intermediary Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.00%	1.00%	Floor		9.00%	5/28/2027	1,656,401	1,654,486	1,648,119	0.8%
Alkeme Intermediary Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.00%	1.00%	Floor		9.16%	5/28/2027	9,985,084	9,963,925	9,935,158	4.6%
Amerilife Holdings LLC	First Lien Term Loan	SOFR+	5.00%	0.75%	Floor		9.17%	8/31/2029	8,858,600	8,822,823	8,819,622	4.1%
Amerilife Holdings LLC	First Lien Delayed Draw Term Loan	SOFR+	5.00%	0.75%	Floor	(9)	9.17%	2/28/2027	—	(2,881)	(6,490)	0.0%
Amerilife Holdings LLC	First Lien Delayed Draw Term Loan	SOFR+	5.00%	0.75%	Floor	(9)	9.17%	8/31/2029	2,254,804	2,248,117	2,243,967	1.0%
Amerilife Holdings LLC	First Lien Delayed Draw Term Loan	SOFR+	5.00%	0.75%	Floor		9.17%	8/31/2029	48,033	47,854	47,822	0.0%
Amerilife Holdings LLC	First Lien Revolver	SOFR+	5.00%	0.75%	Floor	(9)	9.17%	8/31/2028	227,144	223,284	221,147	0.1%
ARMStrong Receivable Management	First Lien Term Loan	SOFR+	4.75%	1.00%	Floor		8.85%	10/5/2029	3,844,492	3,826,952	3,831,421	1.8%
ARMStrong Receivable Management	First Lien Delayed Draw Term Loan	SOFR+	4.75%	1.00%	Floor	(9)	8.85%	10/6/2026	—	(638)	(438)	0.0%
ARMStrong Receivable Management	First Lien Delayed Draw Term Loan	SOFR+	4.75%	1.00%	Floor	(9)	9.14%	10/5/2029	134,984	134,174	133,185	0.1%
ARMStrong Receivable Management	First Lien Revolver	SOFR+	4.75%	1.00%	Floor	(9)	8.85%	10/5/2029	—	—	(444)	0.0%
Arden Insurance Services LLC	First Lien Term Loan	SOFR+	5.00%	1.00%	Floor		9.00%	11/27/2030	3,267,988	3,225,879	3,239,883	1.5%
Arden Insurance Services LLC	First Lien Revolver	SOFR+	5.00%	1.00%	Floor	(9)	9.00%	11/27/2030	—	(1,177)	(3,887)	0.0%
Babylon Buyer, Inc.	First Lien Term Loan	SOFR+	5.50%	0.75%	Floor		9.64%	3/8/2030	3,567,999	3,527,985	3,526,611	1.6%
Babylon Buyer, Inc.	First Lien Revolver	SOFR+	5.50%	0.75%	Floor	(9)	9.64%	3/8/2030	—	(1,476)	(1,693)	0.0%
Bellwether Buyer, LLC	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		8.64%	4/15/2032	5,783,133	5,756,128	5,755,374	2.7%
Bellwether Buyer, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(9)	8.64%	10/15/2027	—	(7,032)	(14,458)	0.0%
Bellwether Buyer, LLC	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(9)	8.66%	4/15/2032	301,205	295,579	295,422	0.1%
Foundation Risk Partners, Corp.	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.75%	10/29/2030	2,077,115	2,077,115	2,067,353	1.0%
Foundation Risk Partners, Corp.	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.75%	10/29/2030	704,948	704,948	701,635	0.3%
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor		8.75%	10/27/2028	328,415	328,415	326,871	0.2%
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor		8.75%	10/29/2030	1,940,223	1,936,347	1,931,104	0.9%
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor		8.75%	10/29/2030	7,906,800	7,906,800	7,869,638	3.7%
Foundation Risk Partners, Corp.	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	8.75%	10/29/2029	—	—	(4,316)	0.0%
Galway Borrower LLC	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		8.50%	9/29/2028	6,547,551	6,555,572	6,547,551	3.1%
Galway Borrower LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor		8.50%	9/29/2028	3,537,796	3,517,109	3,516,570	1.6%
Galway Borrower LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(9)	8.50%	9/29/2028	349,154	347,613	336,645	0.2%
Galway Borrower LLC	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(9)	8.49%	9/29/2028	127,436	127,436	127,436	0.1%
OneDigital Borrower LLC	Second Lien Term Loan	SOFR+	5.25%	0.50%	Floor	(8)	9.41%	7/2/2032	1,000,000	981,918	1,010,625	0.5%
Redwood Purchaser, INC	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.75%	3/3/2031	7,073,477	6,993,504	6,990,010	3.3%
Redwood Purchaser, INC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(9)	8.75%	3/3/2027	—	(18,426)	(43,388)	0.0%
Redwood Purchaser, INC	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	8.75%	3/3/2031	—	(19,581)	(20,436)	0.0%
THG Acquisition, LLC	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.91%	10/31/2031	11,184,845	11,087,695	11,081,944	5.2%
THG Acquisition, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(9)	8.91%	10/31/2031	406,537	404,550	383,493	0.2%
THG Acquisition, LLC	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	8.91%	10/31/2031	93,079	92,271	81,551	0.0%
World Insurance Associates LLC	First Lien Delayed Draw Term Loan	SOFR+	5.00%	1.00%	Floor	(9)	9.00%	4/3/2030	854,400	844,435	837,400	0.4%
World Insurance Associates LLC	First Lien Revolver	SOFR+	5.00%	1.00%	Floor	(9)	9.00%	4/3/2030	—	(949)	(919)	0.0%
Total Insurance										84,404,800	84,231,963

Portfolio Company 1 2 3 4	Investment Type	Reference Rate and Floor(11)				Footnotes	Interest Rate(11)	Maturity Date [5]	Par Amount / Units	Cost [6]	Fair Value	Percentage of Net Assets [7]
IT Services
Bottomline Technologies, Inc.	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		8.50%	5/14/2029	9,899,235	9,819,458	9,899,235	4.6%
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(9)	8.95%	6/27/2027	—	(3,719)	(7,736)	0.0%
Kona Buyer, LLC	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(9)	8.95%	7/23/2031	—	(790)	(859)	0.0%
Lytx, Inc.	First Lien Term Loan	SOFR+	5.00%	1.00%	Floor		9.26%	2/28/2028	7,500,000	7,500,000	7,500,000	3.5%
Redwood Services Group, LLC	First Lien Term Loan	SOFR+	5.25%	0.75%	Floor		9.25%	6/15/2029	2,403,196	2,383,126	2,391,420	1.1%
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.25%	0.75%	Floor	(9)	9.25%	6/15/2029	1,042,268	1,037,419	1,027,184	0.5%
Skywalker Purchaser, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(9)	9.49%	6/27/2027	—	(2,194)	(4,565)	0.0%
Skywalker Purchaser, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(9)	9.49%	6/27/2027	—	(2,464)	(5,125)	0.0%
Total IT Services										20,730,836	20,799,554

Professional Services
Accordion Partners LLC	First Lien Term Loan	SOFR+	5.00%	0.75%	Floor		9.00%	11/17/2031	9,733,696	9,675,640	9,699,628	4.5%
Accordion Partners LLC	First Lien Delayed Draw Term Loan	SOFR+	5.00%	0.75%	Floor	(9)	9.23%	11/17/2031	260,489	260,489	254,784	0.1%
Accordion Partners LLC	First Lien Revolver	SOFR+	5.00%	0.75%	Floor	(9)	9.00%	11/17/2031	—	—	(3,804)	0.0%
Aprio Advisory Group, LLC	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.62%	8/1/2031	2,500,000	2,453,483	2,476,000	1.2%
Aprio Advisory Group, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(9)	8.75%	8/1/2031	2,822,587	2,634,823	2,702,587	1.3%
Baker Tilly Advisory Group, L.P.	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		8.66%	6/2/2032	4,996,802	4,949,169	4,947,334	2.3%
Baker Tilly Advisory Group, L.P.	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.91%	6/3/2031	2,097,895	2,072,473	2,097,895	1.0%
Baker Tilly Advisory Group, L.P.	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(9)	8.66%	6/3/2027	—	(8,200)	(17,042)	0.0%
Baker Tilly Advisory Group, L.P.	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(9)	8.66%	6/3/2030	—	—	—	0.0%
Baker Tilly Advisory Group, L.P.	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(9)	8.66%	6/2/2032	—	(7,444)	(7,579)	0.0%
Cherry Bekaert Advisory LLC	First Lien Term Loan	SOFR+	5.25%	0.75%	Floor		9.41%	6/30/2028	1,071,875	1,061,090	1,063,943	0.5%
Cherry Bekaert Advisory LLC	First Lien Delayed Draw Term Loan	SOFR+	5.25%	0.75%	Floor		9.41%	6/30/2028	1,395,609	1,381,771	1,385,282	0.6%
Heights Buyer, LLC	First Lien Term Loan	SOFR+	5.00%	1.00%	Floor		9.30%	8/25/2028	1,192,175	1,181,272	1,181,087	0.6%
Heights Buyer, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.00%	1.00%	Floor	(9)	9.30%	6/28/2028	—	(7,404)	(15,058)	0.0%
KRIV Acquisition Inc.	First Lien Term Loan	SOFR+	5.00%	1.00%	Floor		9.00%	7/31/2031	2,733,684	2,715,700	2,706,347	1.3%
KRIV Acquisition Inc.	First Lien Delayed Draw Term Loan	SOFR+	5.00%	1.00%	Floor	(9)	9.00%	9/30/2027	—	(23,275)	(47,600)	0.0%
KRIV Acquisition Inc.	First Lien Delayed Draw Term Loan	SOFR+	5.00%	1.00%	Floor	(9)	9.00%	9/30/2027	—	(13,220)	(26,775)	0.0%
KRIV Acquisition Inc.	First Lien Revolver	SOFR+	5.00%	1.00%	Floor	(9)	9.21%	7/31/2031	114,846	103,199	102,936	0.0%
More Cowbell II LLC	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		8.67%	9/3/2030	12,559,933	12,559,933	12,559,933	5.8%
More Cowbell II LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(9)	8.67%	9/3/2027	—	—	—	0.0%
More Cowbell II LLC	First Lien Revolver	SOFR+	4.25%	0.75%	Floor	(9)	8.09%	9/4/2029	89,642	89,642	89,642	0.0%
PAS Parent Inc.	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		8.66%	8/18/2032	4,142,619	4,122,262	4,101,193	1.9%
PAS Parent Inc.	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(9)	8.66%	8/18/2028	—	(20,471)	(41,659)	0.0%
PAS Parent Inc.	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(9)	8.66%	8/18/2031	—	(1,837)	(3,750)	0.0%
Petra Borrower, LLC	First Lien Term Loan	SOFR+	5.75%	1.00%	Floor		10.07%	11/15/2030	4,288,841	4,241,239	4,239,520	2.0%
Petra Borrower, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.75%	1.00%	Floor	(9)	9.75%	11/15/2030	797,815	783,218	778,625	0.4%
Petra Borrower, LLC	First Lien Revolver	SOFR+	5.75%	1.00%	Floor	(9)	9.92%	11/15/2029	133,974	131,446	126,270	0.1%
TRAK Purchaser, Inc	First Lien Term Loan	SOFR+	5.50%	1.00%	Floor		9.81%	6/20/2031	9,323,694	9,190,413	9,187,567	4.3%
TRAK Purchaser, Inc	First Lien Revolver	SOFR+	5.50%	1.00%	Floor	(9)	9.50%	6/20/2031	195,882	186,561	186,349	0.1%
Total Professional Services										59,711,972	59,723,655

Real Estate Management & Development
Accuserve Solutions, Inc.	First Lien Term Loan	SOFR+	5.25%	1.00%	Floor		9.48%	3/15/2030	8,619,174	8,509,535	8,395,937	3.9%

Portfolio Company 1 2 3 4	Investment Type	Reference Rate and Floor(11)				Footnotes	Interest Rate(11)	Maturity Date [5]	Par Amount / Units	Cost [6]	Fair Value	Percentage of Net Assets [7]
Accuserve Solutions, Inc.	First Lien Revolver	SOFR+	5.25%	1.00%	Floor	(9)	9.49%	3/15/2030	353,977	353,977	343,676	0.2%
Claros Mortgage Trust, Inc.	First Lien Term Loan	SOFR+	4.50%	0.50%	Floor	(8)	8.76%	8/9/2026	3,273,702	3,169,282	3,171,399	1.5%
Freedom Funding Center LLC	Unsecured Note	N/A				(8) (10)	12.00%	10/1/2037	5,000,000	5,000,000	5,362,500	2.5%
Low Voltage Holdings Inc.	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.75%	4/28/2032	1,690,220	1,678,317	1,678,000	0.8%
Low Voltage Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(9)	8.75%	10/28/2027	—	(1,851)	(3,801)	0.0%
Low Voltage Holdings Inc.	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	8.75%	4/28/2032	—	(2,006)	(2,059)	0.0%
Southpaw AP Buyer, LLC	First Lien Term Loan	SOFR+	5.50%	1.00%	Floor		9.96%	3/2/2028	2,754,683	2,740,765	2,733,196	1.3%
Southpaw AP Buyer, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.50%	1.00%	Floor	(9)	9.96%	3/2/2028	204,213	203,098	202,465	0.1%
Southpaw AP Buyer, LLC	First Lien Revolver	SOFR+	5.50%	1.00%	Floor	(9)	9.97%	3/2/2028	51,458	51,458	49,698	0.0%
Titan Home Improvement, LLC	First Lien Term Loan	SOFR+	4.75%	1.00%	Floor		8.95%	5/31/2030	2,578,605	2,535,948	2,557,460	1.2%
Titan Home Improvement, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	1.00%	Floor	(9)	8.95%	5/31/2026	—	—	(4,005)	0.0%
Titan Home Improvement, LLC	First Lien Revolver	SOFR+	4.75%	1.00%	Floor	(9)	8.95%	5/31/2030	—	—	(3,337)	0.0%
Total Real Estate Management & Development										24,238,523	24,481,129

Software
Cardinal Parent Inc	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor	(8)	8.82%	11/12/2027	2,976,864	2,876,172	2,947,095	1.4%
Diligent Corporation	First Lien Term Loan	SOFR+	5.00%	0.75%	Floor		9.20%	8/6/2030	5,550,561	5,516,566	5,515,037	2.6%
Diligent Corporation	First Lien Delayed Draw Term Loan	SOFR+	5.00%	0.75%	Floor	(9)	9.20%	4/30/2026	—	—	(10,048)	0.0%
Diligent Corporation	First Lien Revolver	SOFR+	5.00%	0.75%	Floor	(9)	9.20%	8/6/2030	41,736	41,736	39,308	0.0%
Flexera Software LLC	First Lien Term Loan	SOFR+	4.75%	0.50%	Floor		8.96%	8/16/2032	2,067,379	2,062,306	2,062,211	1.0%
Flexera Software LLC	First Lien Term Loan	EURIBOR+	4.75%				6.63%	8/16/2032	1,226,096	1,431,195	1,431,679	0.7%
Flexera Software LLC	First Lien Revolver	SOFR+	4.75%	0.50%	Floor	(9)	8.96%	8/16/2032	—	(1,120)	(1,141)	0.0%
Fullsteam Holdco L.P. LLC	Unsecured Note	N/A					13.00%	8/9/2032	5,000,000	4,926,583	4,925,000	2.3%
Fullsteam Operations LLC	First Lien Term Loan	SOFR+	5.25%	0.75%	Floor		9.48%	8/8/2031	10,312,500	10,211,917	10,209,374	4.7%
Fullsteam Operations LLC	First Lien Delayed Draw Term Loan	SOFR+	5.25%	0.75%	Floor	(9)	9.48%	8/8/2027	—	(16,764)	(34,375)	0.0%
Fullsteam Operations LLC	First Lien Revolver	SOFR+	5.25%	0.75%	Floor	(9)	9.48%	8/8/2031	—	(12,192)	(12,500)	0.0%
GovDelivery Holdings, LLC	First Lien Term Loan	SOFR+	5.75%	0.75%	Floor		10.06%	1/17/2031	2,755,056	2,755,056	2,755,056	1.3%
GovDelivery Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.25%	0.75%	Floor		9.56%	1/17/2031	408,135	408,135	403,727	0.2%
GovDelivery Holdings, LLC	First Lien Revolver	ABR+	4.25%			(9)	11.50%	1/17/2031	—	—	—	0.0%
GS Acquisitionco Inc	First Lien Delayed Draw Term Loan	SOFR+	5.25%	0.75%	Floor	(9)	9.25%	5/25/2028	—	(10,939)	—	0.0%
Houghton Mifflin Harcourt Company	First Lien Term Loan	SOFR+	5.25%	0.50%	Floor	(8)	9.51%	4/9/2029	2,976,982	2,936,852	2,675,354	1.3%
MEDX Holdings, LLC	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.91%	7/21/2032	7,447,727	7,375,348	7,373,249	3.4%
MEDX Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(9)	8.91%	7/21/2027	—	(15,053)	(30,977)	0.0%
MEDX Holdings, LLC	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	8.91%	7/21/2032	—	(14,136)	(14,545)	0.0%
oneZero Financial Systems, LLC	First Lien Term Loan	SOFR+	5.00%	0.75%	Floor		9.31%	10/7/2031	8,610,577	8,536,596	8,582,161	4.0%
oneZero Financial Systems, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.00%	0.75%	Floor	(9)	9.31%	10/7/2031	508,024	503,778	503,035	0.2%
oneZero Financial Systems, LLC	First Lien Revolver	SOFR+	5.00%	0.75%	Floor	(9)	9.31%	10/7/2031	—	—	(3,353)	0.0%
Orion US Finco	Second Lien Term Loan	SOFR+	5.50%			(8)	9.70%	5/20/2033	3,500,000	3,465,000	3,529,155	1.6%
Propio LS, LLC	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.75%	5/13/2030	3,399,375	3,367,791	3,365,381	1.6%
Propio LS, LLC	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	8.75%	5/13/2030	—	(849)	(921)	0.0%
Saab Purchaser, Inc	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.75%	11/12/2031	3,567,785	3,532,250	3,532,107	1.7%
Saab Purchaser, Inc	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(9)	8.75%	9/22/2027	—	(17,194)	(34,527)	0.0%
Saab Purchaser, Inc	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	8.75%	11/12/2031	—	(4,776)	(4,795)	0.0%
Total Software										59,854,258	59,701,747

Total Debt Investments										427,855,361	427,666,279

Portfolio Company 1 2 3 4	Investment Type	Footnotes	Interest Rate(11)	Acquisition Date	Par Amount / Units	Cost [6]	Fair Value	Percentage of Net Assets [7]
Preferred Equity - 0.8%
Financial Services
MC CIF Wealth Management (UK) Ltd.	Preferred Equity		12.00%	8/12/2025	875,000	866,250	866,250	0.4%
MC CIF Wealth Management (UK) Ltd.	Preferred Equity		13.50%	8/12/2025	875,000	866,250	866,250	0.4%
Financial Services Total						1,732,500	1,732,500	0.8%

Total Preferred Equity						1,732,500	1,732,500

Total non-controlled/non-affiliated investments						429,587,861	429,398,779

Non-controlled/affiliated investments
Common Equity - 0.8%
Financial Services
SPV CA IX, LLC	Common Equity	(9) (12) (13)	N/A	7/18/2025	1,652,037	1,652,037	1,686,594	0.8%
Total Financial Services						1,652,037	1,686,594	0.8%

Total Common Equity						1,652,037	1,686,594

Total non-controlled/affiliated investments						1,652,037	1,686,594

Total investments						$431,239,898	$431,085,373
(1)All of the Fund's investments are domiciled in the United States, except for Barings Middle Market CLO Ltd., New Mountain Guardian IV Income Rated Feeder II, Ltd., Apex Group Treasury LLC, Inizio Group Limited and MC CIF Wealth Management (UK) Ltd., which are domiciled in Cayman Islands, Bermuda, Ireland,United Kingdom and United Kingdom, respectively.
(2)Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy.
(3)All investments were qualifying assets as defined under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"), except for Apex Group Treasury LLC, Barings Middle Market CLO Ltd., Best Egg Asset Structured Pass Through Master Trust, Churchill Middle Market CLO Ltd., Claros Mortgage Trust Inc., Coller Private Equity Backed Notes & Loans II-A L.P., Inizio Group Limited, Ivy Hill Middle Market Credit Fund XII Ltd., LD Holdings Group LLC, LendingTree Inc., MC CIF Wealth Management (UK) Ltd. and New Mountain Guardian IV Income Rated Feeder II, Ltd. As of September 30, 2025, non-qualifying assets totaled 6.1% of the Fund's total assets.
(4)As of September 30, 2025, all investments are pledged as collateral except for Barings Middle Market CLO Ltd., Best Egg Asset Structured Pass Through Master Trust, Churchill Middle Market CLO Ltd., Ivy Hill Middle Market Credit Fund XII Ltd., MC CIF Wealth Management (UK) Ltd. and SPV CA IX, LLC.
(5)The date disclosed represents the expiration of the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(6)Cost represents the original cost adjusted for amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(7)Percentage is based on net assets of $213,979,370 as of September 30, 2025.
(8)Represents securities categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy.
(9)This investment has an unfunded commitment as of September 30, 2025. For further details, see Note 5. Fair value includes an analysis of the unfunded commitment.
(10)Security is exempt from registration under Rule 144A of the Securities Act of 1933.
(11)The majority of the securities bear interest at a rate that may be determined by reference Secured Overnight Financing Rate ("SOFR"), which at September 30, 2025 was 4.24%; Alternate Base Rate ("ABR"), which at September 30, 2025 was 7.25%; and the Euro Interbank Offered Rate ("EURIBOR"), which at September 30, 2025 was 1.92%. For each such security, the Fund has provided the applicable spread over SOFR, ABR and EURIBOR and the current contractual interest rate in effect at September 30, 2025. Certain investments contain a Payment-in-Kind (“PIK”) provision. SOFR based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.
(12)Investment measured at net asset value ("NAV").
(13)As defined in the 1940 Act, the Fund is deemed to be an "affiliated person" because it owns more than 5% but less than 25% of the portfolio company's voting securities, or it has power to exercise control over the management or policies of such portfolio company ('non-controlled affiliate"). Transactions for the nine months ended September 30, 2025 in which the portfolio company is deemed to be a “Non-Control/Affiliated Investment” of the Fund were as follows:

	Fair Value as of December 31,2024	Gross Additions	Gross Reductions	Change in Unrealized Gains (Loss)	Net Realized Gain (Loss)	Fair Value as of September 30, 2025	Income
Non-Controlled/Affiliated Investments
SPV CA IX, LLC	—	1,652,037	—	34,557	—	1,686,594	—
Total Non-Controlled/Affiliated Investments	—	1,652,037	—	34,557	—	1,686,594	—
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stone Point Credit Income Fund
Notes to Consolidated Financial Statements
September 30, 2025
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
The Fund is managed by Stone Point Credit Income Adviser LLC (the “Adviser”). The Adviser is a Delaware limited liability company that is registered with the Securities Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Subject to the supervision of the Fund’s board of trustees (the “Board”), the Adviser manages the day-to-day operations of the Fund and provides the Fund with investment advisory and management services. The Adviser is a wholly-owned subsidiary of Stone Point Credit Adviser LLC ("Stone Point Credit Adviser" or together with its wholly-owned subsidiary, "Stone Point Credit") and an affiliate of Stone Point Capital LLC (“Stone Point Capital” or together with its credit-focused affiliates, “Stone Point”), which is an alternative investment management platform specializing in investments within the global financial services industry and related sectors.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of deposits in money market funds and demand deposits held at a custodian bank. Cash and cash equivalents are carried at cost, which approximates fair value. The Fund’s deposits may, at times, exceed the insured limits under applicable law. The Fund's deposits in money market funds are considered Level 1 securities within the fair value hierarchy. As of September 30, 2025, there was $98,250 of cash denominated in foreign currencies included within "cash and cash equivalents" on the Consolidated Statement of Assets and Liabilities.
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
Net Asset Value per Common Share
In accordance with U.S. GAAP, the net asset value per Share (see definition in Note 7) of the outstanding Shares is determined at least quarterly by dividing the value of total assets minus liabilities by the total number of Shares outstanding.

Revenue Recognition
The Fund may recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”), which requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Fund will follow a five-step model to (a) identify the contract(s) with a customer, (b) identify the performance obligations in the contract, (c) determine the transaction price, (d) allocate the transaction price to the performance obligations in the contract, and (e) recognize revenue when (or as) the entity satisfies a performance obligation. In determining the transaction price, the Fund may include variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration is resolved. Significant judgments may be required in the application of the five-step model including: when determining whether performance obligations are satisfied at a point in time or over time; how to allocate transaction prices where multiple performance obligations are identified; when to recognize revenue based on the appropriate measure of the Fund’s progress under the contract; and whether constraints on variable consideration should be applied due to uncertain future events.
Revenue from contracts with customers may include fee income (underwriting and arranger fees). The Fund may earn underwriting and arranger fees in securities offerings in which the Fund will act as an underwriter or arranger, such as initial public offerings, follow-on equity offerings, debt offerings, and convertible securities offerings. Fee revenue relating to underwriting and arranger commitments will be recorded at the point in time when all significant items relating to the underwriting or arranger process has been completed and the amount of the underwriting or arranger revenue has been determined. This generally is the point at which all of the following have occurred: (i) the issuer’s registration statement has become effective with the SEC or the other offering documents are finalized; (ii) the Fund has made a firm commitment for the purchase of securities from the issuer; (iii) the Fund has been informed of the number of securities that it has been allotted; and (iv) the issuer obtains control and benefits of the offering; which generally occurs on trade date. The Fund, or its affiliates, may receive fees for capital structuring services. These fees will generally be non-recurring and recognized as fee income by the Fund on the investment closing date. The following table presents revenues from contracts with customers disaggregated by fee type for the three and nine months ended September 30, 2025:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Fee income	$68,148	$68,148
Total revenue from contracts with customers	$68,148	$68,148
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
Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2025, no investments were on non-accrual status.
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. During the three and nine months ended September 30, 2025, the Fund earned dividend income of $30,370 and $30,370, respectively, that were included on the Consolidated Statements of Operations as dividend income.
Foreign Currency
Foreign currency amounts are translated into U.S. dollars on the following basis:
•cash, fair value of investments, outstanding debt, other assets and liabilities: at the spot exchange rate on the last business day of the period; and
•purchases and sales of investments, borrowings and repayments of such borrowings, income and expenses: at the rate of exchange prevailing on the respective dates of such transactions.
The Fund includes net changes in fair values on investments held resulting from foreign exchange rate fluctuations with the net change in unrealized appreciation (depreciation) from the translation of assets and liabilities in foreign currencies on the Consolidated Statement of Operations.
The Fund records realized gains and losses resulting from transactions in foreign currency on the Consolidated Statement of Operations. During the three and nine months ended September 30, 2025, the Fund recorded $10,827 and $10,827 of net realized gains on foreign currency transactions, respectively.
Fluctuations arising from the translation of foreign currency borrowings are included with the net change in unrealized appreciation (depreciation) from translation of assets and liabilities in foreign currencies on the Consolidated Statement of Operations. During the three and nine months ended September 30, 2025, the Fund recorded $11,373 and $11,373 of net change in unrealized depreciation on the translation of assets in foreign currencies.
Investments denominated in foreign currencies and foreign currency transactions may involve certain consideration and risks not typically associated with those of domestic origin, including unanticipated movements in the value of the foreign currency relative to the U.S. dollar.
Organizational Expense and Offering Costs
Organizational expenses are costs associated with the organization of the Fund and are expensed as incurred. Offering expenses are costs associated with the offering of Shares and are capitalized as deferred offering expenses in the Consolidated Statement of Assets and Liabilities. Deferred offering expenses are amortized over a twelve-month period beginning with the later of either the commencement of operations or the date incurred.
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
The Fund evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain income tax positions from inception through September 30, 2025. As of September 30, 2025, the tax cost of the Fund's investments approximates its amortized cost.
Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments
The Fund measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. During the three and nine months ended September 30, 2025, the Fund recorded $123,759 and $262,427 of net realized gain on investments, respectively. During the three and nine months ended September 30, 2025, the Fund recorded net change in unrealized appreciation on investments of $90,875 and net change in unrealized depreciation on investments of $154,525 respectively. These values are exclusive of any foreign currency gains and change in unrealized depreciation of translation of assets in foreign currency.
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
The Fund’s investment objective is to generate both current income and, to a lesser extent, capital appreciation through its investments. The chief operating decision maker (“CODM”) is comprised of the Fund’s chairman, president, chief financial officer and chief compliance officer. The CODM assesses the performance and makes decisions of the Fund on a consolidated basis primarily based on the Fund’s net increase in shareholders’ equity resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of distributions to be distributed to the Fund’s shareholders. As the Fund’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.
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
Base Management Fee
The Fund pays to the Adviser an asset-based fee (the “Management Fee”) for management services based on a percentage of net assets as of the beginning of the first calendar day of the applicable month. For purposes of the Investment Advisory Agreement, “net assets” means the Fund’s total assets less liabilities, determined on a consolidated basis in accordance with U.S. GAAP. The Management Fee is payable monthly in arrears. The Management Fee for any partial month is appropriately prorated based on the actual number of days elapsed during such partial month as a fraction of the number of days in the relevant calendar year.
The Management Fee began to accrue from the date on which the fund made its first investment, January 22, 2025 (the “Commencement Date”). For periods ending on or prior to January 31, 2028, the Management Fee shall be calculated at an annual rate of 0.75% of Net Assets; and for periods ending after January 31, 2028, the Management Fee shall be calculated at an annual rate of 1.25% of Net Assets.
For the three and nine months ended September 30, 2025, the Fund incurred Management Fees of $343,565 and $717,060, respectively. As of September 30, 2025, the Fund recorded Management Fees payable of $241,213.
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
For the three and nine months ended September 30, 2025, the Fund did not incur any investment income-based incentive fees.
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
For the three and nine months ended September 30, 2025, the Fund did not accrue any Capital Gains Incentive Fees.
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
For the three and nine months ended September 30, 2025, the Fund incurred $99,718 and $398,766, respectively, of administrative overhead expenses that were included on the Consolidated Statements of Operations as professional fees. As of September 30, 2025, $261,104 of administrative overhead expenses remained payable and were included on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses. For the three and nine months ended September 30, 2025, the Administrator did not waive any charges that were eligible for reimbursement under the terms of the Administration Agreement.
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
For the three and nine months ended September 30, 2025, the Fund incurred expenses for services provided by the Sub-Administrator of $88,750 and $226,250, respectively, that were included on the Consolidated Statements of Operations as professional fees. As of September 30, 2025, $137,500 remained payable and is included on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses.
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
For the three and nine months ended September 30, 2025, the Fund incurred expenses for services provided by the Custodian of $38,873 and $116,618, respectively, that were included on the Consolidated Statements of Operations as professional fees. As of September 30, 2025, $116,618 remained payable and is included on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses.
Transfer Agent Fees
The Fund has entered into a transfer agent servicing agreement with U.S. Bank Global Fund Services (in such capacity, the “Transfer Agent”). For the three and nine months ended September 30, 2025, the Fund incurred expenses for services provided by the Transfer Agent of $25,000 and $75,000, respectively, that were included on the Consolidated Statements of Operations as professional fees. As of September 30, 2025, $7,460 remained payable and is included on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses.
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
Any Required Expense Payment must be paid by the Adviser to or on behalf of the Fund in any combination of cash or other immediately available funds and/or offset against amounts due from the Fund to the Adviser or its affiliates. The Adviser may elect to pay certain additional expenses on behalf of the Fund (each, a “Voluntary Expense Payment” and together with any Required Expense Payments, the “Expense Payments”), provided that no portion of the payment will be used to pay any interest expense of the Fund. Any Voluntary Expense Payment that the Adviser has committed to pay must be paid by the Adviser to the Fund in any combination of cash or other immediately available funds no later than 45 days after such commitment was made in writing, and/or offset against amounts due from the Fund to the Adviser or its affiliates.
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
For the three and nine months ended September 30, 2025, the Adviser provided expense support of $612,284 and $2,068,806, respectively, which is included on the Consolidated Statements of Operations as expense support reimbursement. For the three and nine months ended September 30, 2025, the Fund did not make any reimbursement payments to the Adviser. As of September 30, 2025, $293,124 remained receivable and is included on the Consolidated Statements of Assets and Liabilities as expense support receivable.

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
Controlled/Affiliated Portfolio Companies
Under the 1940 Act, the Fund is required to separately identify investments where it owns 5% or more of a portfolio company's outstanding voting securities as investments in "affiliated" companies. In addition, under the 1940 Act, the Fund is required to separately identify investments where it owns more than 25% of a portfolio company's outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in "controlled" companies. Under the 1940 Act, "non-affiliated investments" are defined as investments that are neither controlled nor affiliated investments. Detailed information with respect to the Fund's non-controlled, non-affiliated and non-controlled affiliated investments is contained in the accompanying consolidated financial statements, including the Consolidated Schedule of Investments.
The Fund has made investments in non-controlled, affiliated companies, including its investment in SPV CA IX LLC, for purposes of holding a loan to an underlying portfolio company in lieu of the Fund receiving its California lenders license.
Note 4.     Offering Costs and Organizational Expenses
The Fund has and may continue to bear expenses relating to its offering of its Shares. Offering expenses include, without limitation, legal, accounting, printing and other offering costs including those associated with the preparation of a registration statement in connection with any offering of Shares.
Organizational expenses include, without limitation, the cost of formation, including legal fees related to the creation and organization of the Fund, its related documents of organization and its election to be regulated as a BDC.
For the three and nine months ended September 30, 2025, the Fund incurred offering costs of $163,189 and $442,328, respectively. The Fund did not incur any organizational expenses during the nine months ended September 30, 2025. As of September 30, 2025, there was no balance payable on the Consolidated Statements of Assets and Liabilities for offering costs and organizational expenses payable.
Note 5.     Commitments and Contingencies
Litigation and Regulatory Matters
From time to time, the Fund may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Fund’s rights under contracts with the Fund’s portfolio companies. The Fund and the Adviser are not currently a party to any material legal proceedings.

Unfunded Portfolio Company Commitments
From time to time, the Fund may enter into commitments to fund investments. As of September 30, 2025, and December 31, 2024, the Fund had the following unfunded portfolio company commitments at par under loan and financing agreements:

Portfolio Company	Type of Investment	September 30, 2025	December 31, 2024
Accordion Partners LLC	First Lien Delayed Draw Term Loan	$1,369,565	$—
Accordion Partners LLC	First Lien Revolving Loan	1,086,957	-
Accuserve Solutions, Inc.	First Lien Revolving Loan	43,750	-
Action Behavior Centers Therapy LLC	First Lien Delayed Draw Term Loan	913,482	-
Action Behavior Centers Therapy LLC	First Lien Revolving Loan	714,286	-
Amerilife Holdings LLC	First Lien Delayed Draw Term Loan	208,056	-
Amerilife Holdings LLC	First Lien Delayed Draw Term Loan	1,474,911	-
Amerilife Holdings LLC	First Lien Revolving Loan	1,135,718	-
Aprio Advisory Group, LLC	First Lien Delayed Draw Term Loan	9,677,413	-
ARMStrong Receivable Management	First Lien Delayed Draw Term Loan	394,175	-
ARMStrong Receivable Management	First Lien Delayed Draw Term Loan	128,771	-
ARMStrong Receivable Management	First Lien Revolving Loan	130,587	-
Arden Insurance Services LLC	First Lien Revolving Loan	457,317	-
Babylon Buyer, Inc.	First Lien Revolving Loan	145,914	-
Baker Tilly Advisory Group, L.P.	First Lien Delayed Draw Term Loan	1,721,374	-
Baker Tilly Advisory Group, L.P.	First Lien Revolving Loan	781,349	-
Baker Tilly Advisory Group, L.P.	First Lien Revolving Loan	387,324	-
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	7,825,000	-
Bellwether Buyer, LLC	First Lien Delayed Draw Term Loan	3,012,048	-
Bellwether Buyer, LLC	First Lien Revolving Loan	903,614	-
Belmont Buyer, Inc.	First Lien Revolving Loan	632,267	-
Chartis Group, LLC	First Lien Delayed Draw Term Loan	524,476	-
Chartis Group, LLC	First Lien Revolving Loan	262,238	-
Cliffwater, LLC	First Lien Revolving Loan	1,545,462	-
Coller Private Equity Backed Notes & Loans II-A L.P.	First Lien Delayed Draw Term Loan	2,596,165	-
Continental Buyer Inc.	First Lien Delayed Draw Term Loan	5,643,263	-
Continental Buyer Inc.	First Lien Revolving Loan	2,831,997	-
Diligent Corporation	First Lien Delayed Draw Term Loan	1,570,022	-
Diligent Corporation	First Lien Revolving Loan	337,681	-
Equinox Buyer LLC	First Lien Revolving Loan	1,483,586	-
Flexera Software LLC	First Lien Revolving Loan	456,525	-
Foundation Risk Partners, Corp.	First Lien Revolving Loan	899,256	-
Fullsteam Operations LLC	First Lien Delayed Draw Term Loan	3,437,500	-
Fullsteam Operations LLC	First Lien Revolving Loan	1,250,000	-
Galway Borrower LLC	First Lien Delayed Draw Term Loan	1,807,671	-
Galway Borrower LLC	First Lien Revolving Loan	476,449	-
GovDelivery Holdings, LLC	First Lien Revolving Loan	383,772	-
GS Acquisitionco Inc	First Lien Delayed Draw Term Loan	5,000,000	-
HBWM Intermediate II, LLC	First Lien Revolving Loan	245,465	-
Headlands Buyer, Inc.	First Lien Delayed Draw Term Loan	4,423,818	-
Headlands Buyer, Inc.	First Lien Revolving Loan	2,164,099	-
Heights Buyer, LLC	First Lien Delayed Draw Term Loan	1,619,142	-
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	1,487,779	-

Portfolio Company	Type of Investment	September 30, 2025	December 31, 2024
Kona Buyer, LLC	First Lien Revolving Loan	165,205	-
KRIV Acquisition Inc.	First Lien Delayed Draw Term Loan	4,759,953	-
KRIV Acquisition Inc.	First Lien Delayed Draw Term Loan	2,677,538	-
KRIV Acquisition Inc.	First Lien Revolving Loan	1,076,145	-
Low Voltage Holdings Inc.	First Lien Delayed Draw Term Loan	525,750	-
Low Voltage Holdings Inc.	First Lien Revolving Loan	284,803	-
MAI Capital Management Intermediate LLC	First Lien Delayed Draw Term Loan	4,536,426	-
MAI Capital Management Intermediate LLC	First Lien Delayed Draw Term Loan	774,905	-
MAI Capital Management Intermediate LLC	First Lien Revolving Loan	876,590	-
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	1,511,111	-
MB2 Dental Solutions, LLC	First Lien Revolving Loan	555,556	-
MEDX Holdings, LLC	First Lien Delayed Draw Term Loan	3,097,727	-
MEDX Holdings, LLC	First Lien Revolving Loan	1,454,545	-
More Cowbell II LLC	First Lien Delayed Draw Term Loan	872,218	-
More Cowbell II LLC	First Lien Revolving Loan	1,703,207	-
New Mountain Guardian IV Income Rated Feeder II, Ltd.	First Lien Delayed Draw Term Loan	395,250	-
oneZero Financial Systems, LLC	First Lien Delayed Draw Term Loan	1,003,846	-
oneZero Financial Systems, LLC	First Lien Revolving Loan	1,081,731	-
PAS Parent Inc.	First Lien Delayed Draw Term Loan	4,165,937	-
PAS Parent Inc.	First Lien Revolving Loan	375,000	-
Petra Borrower, LLC	First Lien Delayed Draw Term Loan	870,831	-
Petra Borrower, LLC	First Lien Revolving Loan	535,896	-
Propio LS, LLC	First Lien Revolving Loan	92,105	-
RCP NATS Purchaser, LLC	First Lien Delayed Draw Term Loan	2,238,806	-
RCP NATS Purchaser, LLC	First Lien Revolving Loan	1,567,164	-
Redwood Purchaser, INC	First Lien Delayed Draw Term Loan	3,676,921	-
Redwood Purchaser, INC	First Lien Revolving Loan	1,731,875	-
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	2,036,161	-
Saab Purchaser, Inc	First Lien Delayed Draw Term Loan	3,452,695	-
Saab Purchaser, Inc	First Lien Revolving Loan	479,520	-
Skywalker Purchaser, LLC	First Lien Delayed Draw Term Loan	985,654	-
Skywalker Purchaser, LLC	First Lien Delayed Draw Term Loan	877,790	-
SPV CA IX, LLC	Equity	6,240,741	-
Southpaw AP Buyer, LLC	First Lien Delayed Draw Term Loan	19,861	-
Southpaw AP Buyer, LLC	First Lien Revolving Loan	174,236	-
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	6,117,883	-
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	833,266	-
THG Acquisition, LLC	First Lien Delayed Draw Term Loan	2,098,210	-
THG Acquisition, LLC	First Lien Revolving Loan	1,159,905	-
Titan Home Improvement, LLC	First Lien Delayed Draw Term Loan	488,372	—
Titan Home Improvement, LLC	First Lien Revolving Loan	406,977	—
TRAK Purchaser, Inc	First Lien Revolving Loan	457,057	—
Vital Care Buyer LLC	First Lien Revolving Loan	436,875	—
Wharf Street Ratings Acquisition LLC	First Lien Delayed Draw Term Loan	1,812,834	—
Wharf Street Ratings Acquisition LLC	First Lien Revolving Loan	1,871,658	—
World Insurance Associates LLC	First Lien Delayed Draw Term Loan	3,145,600	—

Portfolio Company	Type of Investment	September 30, 2025	December 31, 2024
World Insurance Associates LLC	First Lien Revolving Loan	216,216	—
Total Par		$149,508,796	$—
The unrealized appreciation or depreciation associated with unfunded portfolio company commitments is recorded on the consolidated financial statements and reflected as an adjustment to the valuation of the related security on the Consolidated Schedule of Investments as of September 30, 2025. The par amount of the unfunded portfolio company commitments is not recognized by the Fund until the commitment is funded.
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
Note 6.     Borrowings
In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 200% (or 150% if certain conditions are met) after such borrowing. On September 30, 2024, the Adviser, as sole shareholder of the Fund, approved a proposal that, effective October 1, 2024, permits the Fund to reduce its asset coverage ratio to 150%. As of September 30, 2025, the Fund’s asset coverage ratio was 197%. For the nine months ended September 30, 2025, the weighted average borrowing and interest rate on our floating rate credit facility was $175,148,275 and 6.6%, respectively.
The following tables show the Fund’s outstanding debt as of September 30, 2025:

	September 30, 2025
	Aggregate Principal Committed	Outstanding Principal	Amount Available (1)	Net Carrying Value(2)(3)
Credit Facility	$500,000,000	$221,021,780	$278,978,220	$218,061,506
Total	$500,000,000	$221,021,780	$278,978,220	$218,061,506
(1)The amount available may be subject to limitations related to the borrowing base under the Credit Facility (as defined below), outstanding letters of credit issued and asset coverage requirements.
(2)As of September 30, 2025, all of the Fund's outstanding debt was categorized as Level 3 within the fair value hierarchy.
(3)As of September 30, 2025, the Fund recorded $11,505 of unrealized translation loss on borrowings denominated in foreign currency.
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
The initial committed amount of the Credit Facility at closing is $250,000,000 (“Effective Date Financing Commitment”). After September 22, 2025 (“Scheduled Financing Commitment Increase Date”), the Credit Facility commited amount increased in an amount equal to $250,000,000 (“Scheduled Financing Commitment") for a total committed amount of $500,000,000. The Credit Facility has an additional discretionary accordion feature, subject to JPM’s consent and the satisfaction of applicable conditions, which could increase total commitments under the Credit Facility to up to $1,000,000,000. All amounts outstanding under the Credit Facility must be repaid by January 22, 2030.
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
As of September 30, 2025, the carrying amount of the Fund’s borrowings under the Credit Facility approximated its fair value. As of September 30, 2025, unamortized financing costs of $2,960,274 were being deferred and amortized over the remaining term of the Credit Facility. As of September 30, 2025, the Credit Facility had an outstanding principal balance of $221,021,780. The Credit Facility is presented on the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance totaling $218,061,506 as of September 30, 2025.
The following table shows additional information about the interest and financing costs related to the Credit Facility for the three and nine months ended September 30, 2025:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Interest expense related to the Credit Facility	$3,506,052	$8,204,154
Financing expenses related to the Credit Facility	172,918	473,197
Total interest and financing expenses related to the Credit Facility	$3,678,970	$8,677,351

Note 7.     Net Assets
Issuance of Equity Securities
Since commencement of operations, the Fund has completed the following issuances of common shares of beneficial interest, $0.001 par value per share (“Shares”):

Share Issuance Date	Number of Shares Issued	Proceeds
September 1, 2025 (1)	1,524,498	$38,171,911
August 1, 2025 (1)	131,543	3,292,818
July 2, 2025 (1)	460,046	11,528,120
June 30, 2025	564,249	14,139,285
June 1, 2025 (1)	313,784	7,858,974
May 1, 2025 (1)	608,121	15,212,518
April 2, 2025 (1)	36,630	916,869
March 31, 2025	852,090	21,328,576
March 1, 2025 (1)	437,282	10,876,129
January 22, 2025	3,600,000	90,000,000

(1)A portion of total Shares issued included Shares issued to Shareholders participating in the Fund's DRIP.
All issuances of Shares are to be made at a price per Share at least equal to the net asset value per Share, with such calculation to be carried out consistent with the Fund’s valuation policies and procedures.The Fund had 8,528,283 Shares outstanding as of September 30, 2025.
Except with respect to Shares issued under the DRIP, sales of Shares were made pursuant to subscription agreements entered into by the Fund and its investors. Each of the sales of Shares is exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(a)(2) thereof and Regulation D thereunder. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase Shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of five business days’ prior notice to the funding date. As of September 30, 2025, the Fund received capital commitments totaling $736,491,000, of which,$602,740,000 remained unfunded.
Distributions
Since commencement of operations, the Fund declared the following distributions:

Record Date	Payment Date	Distribution Rate per Share	Distributions Paid
September 30, 2025	October 21, 2025	$0.25	$2,132,071
August 31, 2025 (1)	September 22, 2025	$0.02	$140,076
August 31, 2025	September 22, 2025	$0.25	$1,750,946
July 31, 2025	August 21, 2025	$0.25	$1,718,061
June 30, 2025	July 21, 2025	$0.25	$1,461,986
May 31, 2025 (1)	June 20, 2025	$0.02	$110,683
May 31, 2025	June 20, 2025	$0.25	$1,383,541
April 30, 2025	May 21, 2025	$0.25	$1,231,510
March 31, 2025	April 21, 2025	$0.25	$1,009,331
February 28, 2025	March 21, 2025	$0.25	$900,010
(1)Represents a special cash distribution.

Note 8.     Investments
The following table presents the composition of the Fund’s investment portfolio at cost and fair value as of September 30, 2025.

	September 30, 2025
Investments	Amortized Cost	Fair Value	Percent of Total Portfolio at Fair Value
First Lien Loans	$385,482,514	$384,771,296	89.3%
Second Lien Loans	16,344,934	16,552,812	3.8%
Unsecured Notes	26,027,913	26,342,171	6.1%
Preferred Equity	1,732,500	1,732,500	0.4%
Common Equity	1,652,037	1,686,594	0.4%
Total Investments	$431,239,898	$431,085,373	100.0%
The geographic composition of investments based on fair value as of September 30, 2025 was as follows:

September 30, 2025
U.S.	97.2%
Non-U.S.	2.8%
Total	100.0%
The industry composition of investments based on fair value as of September 30, 2025 was as follows:

September 30, 2025
Capital Markets	7.3%
Consumer Finance	2.5%
Entertainment	0.5%
Financial Services	13.4%
Health Care Providers & Services	15.1%
Health Care Technology	3.2%
Insurance	19.5%
IT Services	4.8%
Professional Services	14.2%
Real Estate Management & Development	5.7%
Software	13.8%
Total	100.0%
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
The following table presents the fair value hierarchy as of September 30, 2025:

	Fair Value Hierarchy as of September 30, 2025
Description	Level 1	Level 2	Level 3	Total
First Lien Loans	$—	$25,298,820	$359,472,476	$384,771,296
Second Lien Loans	—	14,552,812	2,000,000	16,552,812
Unsecured Notes	—	6,153,283	20,188,888	26,342,171
Preferred Equity	—	—	1,732,500	1,732,500
Sub Total	$—	$46,004,915	$383,393,864	$429,398,779
Measured at NAV	—	—	—	1,686,594
Total	$—	$46,004,915	$383,393,864	$431,085,373

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and nine months ended September 30, 2025:

Three Months Ended September 30, 2025	First Lien Loans	Second Lien Loans	Unsecured Notes	Preferred Equity	Total
Fair value, beginning of period	$300,520,123	$-	$11,175,695	$-	$311,695,818
Purchases of investments, net	91,277,589	2,000,000	8,851,471	1,732,500	103,861,560
Proceeds from sales and principal payments, net	(32,461,918)	—	—	—	(32,461,918)
Realized gain (loss) on investments	—	—	—	—	—
Net change in unrealized appreciation/(depreciation)	(267,132)	—	151,710	—	(115,422)
Net accretion of discount and amortization of investments	403,814	—	10,012	—	413,826
Transfers into (out of) Level 3	—	—	—	—	—
Fair value, end of period	$359,472,476	$2,000,000	$20,188,888	$1,732,500	$383,393,864

Nine Months Ended September 30, 2025	First Lien Loans	Second Lien Loans	Unsecured Notes	Preferred Equity	Total
Fair value, beginning of period	$—	$—	$—	$—	$—
Purchases of investments, net	398,688,238	2,000,000	20,262,774	1,732,500	422,683,512
Proceeds from sales and principal payments, net	(39,510,812)	—	—	—	(39,510,812)
Realized gain (loss) on investments	27,231	—	—	—	27,231
Net change in unrealized appreciation/(depreciation)	(448,698)	—	(85,092)	—	(533,790)
Net accretion of discount and amortization of investments	716,517	—	11,206	—	727,723
Transfers into (out of) Level 3	—	-	—	—	—
Fair value, end of period	$359,472,476	$2,000,000	$20,188,888	$1,732,500	$383,393,864
During the three and nine months ended September 30, 2025, there were no transfers in or out of Level 3.
The following table presents the net change in unrealized appreciation (depreciation) for the Level 3 investments that were still held at the three and nine months ended September 30, 2025:

Net Change in Unrealized Appreciation (Depreciation)	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
First Lien Loans	$(267,132)	$(448,698)
Second Lien Loans	—	—
Unsecured Notes	151,710	(85,092)
Preferred Equity	—	—
Common Equity	—	—
Total	$(115,422)	$(533,790)

The following table presents quantitative information about the significant unobservable inputs of the Fund’s Level 3 investments as of September 30, 2025. The table is not intended to be all-inclusive, but instead captures the significant unobservable inputs relevant to the Adviser’s determination of fair value.

	September 30, 2025
Type of Investment	Fair Value	Valuation technique	Unobservable input	Range (weighted average)
First Lien Loans	$257,927,008	Discounted Cash Flow	Discount Rate	8.0% - 12.4% (8.9%)
First Lien Loans	101,545,468	Market Transaction	Market Transaction	98.5% - 100.0% (99.2%)
Second Lien Loans	2,000,000	Discounted Cash Flow	Discount Rate	8.3% - 8.3% (8.3%)
Unsecured Notes	13,213,747	Discounted Cash Flow	Discount Rate	6.5% - 8.9% (7.1%)
Unsecured Notes	6,037,642	Market Transaction	Market Transaction	98.5% - 100% (98.8%)
Unsecured Notes	937,499	Market Transaction	Market Transaction	$184.5 - $184.5 ($184.5)
Preferred Equity	1,732,500	Market Transaction	Market Transaction	99.0% - 99.0% (99.0%)
Total	383,393,864
Increases or decreases in unobservable inputs in isolation would result in a higher or lower fair value measurement for such assets. Generally, an increase in market yields may result in a decrease in the fair value of certain of the Fund’s investments.
Note 10.     Earnings Per Share
In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic and diluted net increase in net assets resulting from operations per share is computed by dividing the net increase in net assets resulting from operations by the weighted average number of Shares outstanding during the period. The methodology for the weighted average number of Shares outstanding during the period utilizes the weighted average number of Shares from the beginning of the period through the end of the period. Other potentially dilutive Shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. For the nine months ended September 30, 2025, there were no dilutive Shares.
The following table sets forth the computation of basic and diluted earnings per share of the Shares for the three and nine months ended September 30, 2025:

	Three Months Ended September 30, 2025 (Unaudited)	Nine Months Ended September 30, 2025 (Unaudited)
Net increase in net assets resulting from operations	$6,047,114	$12,491,385
Weighted average shares outstanding—basic and diluted	7,451,579	5,288,143
Basic and diluted net increase in net assets resulting from operations per Share	$0.81	$2.36

Note 11. Financial Highlights
The following per Share data has been derived from information provided on the consolidated financial statements. The following is a schedule of financial highlights for the nine months ended September 30, 2025. No comparative information has been presented as the Fund commenced operations on January 22, 2025.

Per Share operating performance:	Nine Months Ended September 30, 2025 (Unaudited)
Net asset value, beginning of year/period	25.00
Results of operations:
Net investment income[1]	2.34
Net realized gains (losses) and unrealized appreciation (depreciation)[2]	(0.21)
Net increase (decrease) in net assets resulting from operations	2.13

Distribution to Common Shareholders
Distribution from earnings	(2.04)
Net decrease in net assets resulting from distributions	(2.04)
Net asset value, end of year/period	25.09

Shares outstanding, end of year/period	8,528,283
Ratio/Supplemental data:
Net assets, end of year/period	213,979,370
Weighted average Shares outstanding	5,288,143
Total return[3]	8.8%
Portfolio turnover	17.6%
Ratio of net expenses to net assets[4]	10.7%
Ratio of net investment income to net assets[4]	13.3%
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
4     The ratios reflect an annualized amount. For the nine months ended September 30, 2025, the ratio of total Operating Expenses to average net assets was 12.9% on an annualized basis, excluding the effect of the expense support. For the nine months ended September 30, 2025, the ratio of net investment income to average net assets was 11.1% on an annualized basis, excluding the effect of the expense support.

Note 12. Subsequent Events
Management has evaluated subsequent events and transactions for potential recognition and/or disclosure through the date the consolidated financial statements were issued. Except as set forth below, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized on the consolidated financial statements as of and for the three and nine months ended September 30, 2025.
On October 1, 2025 (with final number of Shares being determined on October 17, 2025), the Fund issued and sold 137,501.694 of Shares, at a net asset value of $25.0906 per share, pursuant to the subscription agreements entered into by the Fund and its investors, for aggregate proceeds of $3,450,000.
On November 11, 2025, the Board of Trustees of the Fund declared distributions with respect to the Fund's Shares as follows (collectively, the "Distributions"):

Distribution Period	Record Date	Payment Date (1)	Distribution Per Share
November 2025	November 31 ,2025	December 22, 2025	$0.02	(2)
November 2025	November 31, 2025	December 22, 2025	$0.25
December 2025	December 30, 2025	January 21 ,2026	$0.25
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
Overview
We were formed as a statutory trust under the laws of the State of Delaware on June 24, 2024. We have elected to be treated as a BDC under the 1940 Act, and intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code. As such, we will be required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.
As of September 30, 2025, we have called equity capital in the amount of $133,751,000. See “Subscriptions and Drawdowns” under “Financial Condition, Liquidity and Capital Resources” below for further details. Management anticipates calling additional equity capital for investment purposes through drawdowns in respect of capital commitments made by investors pursuant to private placements (“Private Offering”) of Shares.
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
As a BDC, we must invest at least 70% of our assets in “qualifying assets”, which may include investments in “eligible portfolio companies”. Under the relevant SEC rules, the term “eligible portfolio company” includes all U.S. private operating companies and small U.S. public operating companies with a market capitalization of less than $250.0 million.
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
Leverage
The amount of leverage that we employ depends on the Adviser’s and the Board’s assessment of market and other factors at the time of any proposed borrowing. In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 200% (or 150% if certain conditions are met) after such borrowing. On September 30, 2024, the Adviser, as sole shareholder of the Fund, approved a proposal that, effective October 1, 2024, permits the Fund to reduce its asset coverage ratio to 150%. As of September 30, 2025, our asset coverage ratio was 197%.
In any period, our interest expense will depend largely on the extent of our borrowing and we expect interest expense will increase as we increase our leverage over time within the limits of the 1940 Act. In addition, we may dedicate assets as collateral to financing facilities.

Financial and Operating Highlights

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Total investment income	$10,150,201	$22,296,136
Total net expenses	4,317,175	9,912,107
Net investment income (loss)	5,833,026	12,384,029
Total net realized gains (losses)	134,586	273,254
Total net change in unrealized appreciation/(depreciation)	79,502	(165,898)
Net increase (decrease) in net assets resulting from operations	$6,047,114	$12,491,385
Per share information – basic and diluted:
Net investment income (loss)	$0.78	$2.34
Net investment increase (decrease) in net assets resulting from operations	$0.81	$2.36
Distributions declared per share	$(0.77)	$(2.04)

Consolidated balance sheet data	As of September 30, 2025	As of December 31, 2024
Cash and cash equivalents	$12,340,278	$26,001
Investments at fair value	431,085,373	—
Total assets	447,230,022	1,143,829
Total debt (net of unamortized deferred financing costs)	218,061,506	—
Total liabilities	233,250,652	1,142,829
Total net assets	$213,979,370	$1,000
Net asset value per share	$25.09	$25.00
Other data
Number of portfolio companies	79	—
Distributions declared per share	(2.04)	—
Total return based on net asset value[1]	8.8%	—
________________________
1Total return is based upon the change in net asset value per share between the opening and ending net asset values per share, assuming reinvestment of any distributions during the period. Total return is not annualized and does not include a sales load.

Portfolio and Investment Activity
Our investment activity for the three months ended September 30, 2025 is presented below (information presented herein is at par value unless otherwise indicated):

Three Months Ended September 30, 2025
New investment commitments:
Total new investment commitments	$157,491,899

Principal amount of investments funded:
First lien loans	$101,264,568
Second lien loans	15,599,749
Unsecured notes	18,124,392
Total principal amount of investments funded	$134,988,709
Principal amount of investments sold or repaid:
First lien loans	$(38,144,567)
Second lien loans	(9,600,000)
Unsecured notes	(2,750,000)
Total principal amount of investments sold or repaid	$(50,494,567)
Number of new investment commitments in new and existing portfolio companies	23
Average new investment commitment amount in new and existing portfolio companies	$6,847,474
Percentage of new debt investment commitments at floating rates	93.6%
Percentage of new debt investment commitments at fixed rates	6.4%
Weighted average yield on funded debt and other income producing securities[1]	9.3%
Weighted average yield to maturity on investments sold or repaid during the period[1]	10.0%
___________________
1Weighted average yield to maturity is calculated by weighting the yield to maturity of each investment by its ending funded par amount. Yield to maturity is calculated inclusive of a portfolio company’s spread, reference rate floor (if any) or actual reference rate in effect and original issue discount through maturity and excludes any upfront fees.
As of September 30, 2025, we had 184 debt investments in 77 portfolio companies with an aggregate fair value of $427,666,279.
As of September 30, 2025, our investments consisted of the following:

	September 30, 2025
Investments	Amortized Cost	Fair Value	Percent of Total Portfolio at Fair Value
First Lien Loans	385,482,514	384,771,296	89.3%
Second Lien Loans	16,344,934	16,552,812	3.8%
Unsecured Notes	26,027,913	26,342,171	6.1%
Preferred Equity	1,732,500	1,732,500	0.4%
Common Equity	1,652,037	1,686,594	0.4%
Total Investments	$431,239,898	$431,085,373	100.0%

The industry composition of investments based on fair value as of September 30, 2025, was as follows:

September 30, 2025
Capital Markets	7.3%
Consumer Finance	2.5%
Entertainment	0.5%
Financial Services	13.4%
Health Care Providers & Services	15.1%
Health Care Technology	3.2%
Insurance	19.5%
IT Services	4.8%
Professional Services	14.2%
Real Estate Management & Development	5.7%
Software	13.8%
Total	100.0%
The geographic composition of investments based on fair value as of September 30, 2025, was as follows:

September 30, 2025
U.S.	97.2%
Non-U.S.	2.8%
Total	100.0%
The following table presents certain selected information regarding our investment portfolio as of September 30, 2025:

As of September 30, 2025
Number of portfolio companies	79
Median EBITDA	$140,900,000
Percentage of performing debt bearing a floating rate	97.2%
Percentage of performing debt bearing a fixed rate	2.8%
Weighted average yield to maturity on debt and other income producing investments (at fair value)[1]	9.3%
_________________
1Weighted average yield to maturity is calculated by weighting the yield to maturity of each investment by its ending funded par amount. Yield to maturity is calculated inclusive of a portfolio company’s spread, reference rate floor (if any) or actual reference rate in effect and original issue discount through maturity and excludes any upfront fees.

The following table presents the maturity schedule of our debt investments based on fair value as of September 30, 2025:

	September 30, 2025
Maturity Year	Fair Value	Percentage of Portfolio
2026	$3,153,373	0.7%
2027	19,521,547	4.6%
2028	52,408,221	12.3%
2029	52,285,216	12.2%
2030	60,203,998	14.1%
2031	121,089,813	28.3%
2032	94,848,568	22.2%
2033	3,529,155	0.8%
2034	—	0.0%
2035	937,499	0.2%
2036	—	0.0%
2037	19,688,889	4.6%
Total	$427,666,279	100.0%
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
The following table shows the composition of our portfolio investments on the Adviser’s internal performance rating scale:

	September 30, 2025
Investment Rating	Fair Value	Percentage of Portfolio
1	$90,304,304	20.9%
2	332,041,456	77.0%
3	8,739,613	2.0%
4	—	0.0%
5	—	0.0%
	$431,085,373	100.0%
The following table presents the amortized cost of our performing and non-accrual investments as of September 30, 2025:

	September 30, 2025
	Amortized Cost	Percentage
Performing	$431,239,898	100.0%
Non-accrual	—	—
Total	$431,239,898	100.0%
The following table presents the fair value of our performing and non-accrual investments as of September 30, 2025:

	September 30, 2025
	Fair Value	Percentage
Performing	$431,085,373	100.0%
Non-accrual	—	—
Total	$431,085,373	100.0%
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

Results of Operations
The following table presents the operating results for the three and nine months ended September 30, 2025:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Total investment income	$10,150,201	$22,296,136
Less: net expenses	4,317,175	9,912,107
Net investment income (loss)	5,833,026	12,384,029
Total net realized gains (losses)	134,586	273,254
Net change in unrealized appreciation (depreciation)	79,502	(165,898)
Net increase (decrease) in net assets resulting from operations	$6,047,114	$12,491,385
Investment Income
Total investment income consisted of interest income from non-controlled/non-affiliated investments, dividend income from non-controlled/non-affiliated investments, interest from cash and cash equivalents, and fee income. For the three and nine months ended September 30, 2025, total investment income was comprised of the following:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Interest income from investments from non-controlled/non-affiliated investments	$9,860,251	$21,935,338
Dividend income from non-controlled/non-affiliated investments	30,370	30,370
Interest from cash and cash equivalents	191,432	262,280
Fee income from non-controlled/non-affiliated investments	68,148	68,148
Total investment income	$10,150,201	$22,296,136
Expenses
Operating expenses for the three and nine months ended September 30, 2025, were as follows:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Base management fees	$343,565	$717,060
Interest and credit facility fees	3,678,970	8,677,351
Offering costs	163,189	442,328
Professional fees	663,019	1,897,359
Trustees fees	68,750	206,250
Insurance expenses	11,966	40,565
Total expenses before expense support	$4,929,459	$11,980,913
Expense support reimbursement	$(612,284)	$(2,068,806)
Net expenses	$4,317,175	$9,912,107
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
For the three and nine months ended September 30, 2025, we incurred $99,718 and $398,766 of administrative overhead expenses, respectively, which were included on the Consolidated Statements of Operations as professional fees.
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
Net Realized Gains (Losses) and Unrealized Appreciation (Depreciation)
The following table summarizes our net realized gains (losses) and unrealized appreciation (depreciation) for the three and nine months ended September 30, 2025:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Net realized gains (losses) and unrealized appreciation (depreciation)
Total net realized gains (losses)	$134,586	$273,254
Total net change in unrealized appreciation (depreciation)	79,502	(165,898)
Net realized gains (losses) and unrealized appreciation (depreciation)	$214,088	$107,356
The Adviser determines the fair value of our portfolio investments and any changes in fair value are recorded as unrealized appreciation or depreciation on a quarterly basis. During the three and nine months ended September 30, 2025, we recorded a net change in unrealized appreciation on investments of $90,875 and a net change in unrealized depreciation on investments of $154,525, respectively, both driven primarily by fluctuations in the fair value of our debt instruments acquired during the period. During the three and nine months ended September 30, 2025, we recorded a net change in unrealized depreciation on translation of assets and liabilities in foreign currency of $11,373 and $11,373 driven by fluctuations arising from the translation of foreign currency borrowings during the period.
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

Equity
Subscriptions and Drawdowns
Since commencement of operations, we completed the following Share issuances:

Share Issuance Date	Number of Shares Issued	Proceeds
September 1, 2025 (1)	1,524,498	$38,171,911
August 1, 2025 (1)	131,543	$3,292,818
July 2, 2025 (1)	460,046	$11,528,120
June 30, 2025	564,249	$14,139,285
June 1, 2025 (1)	313,784	$7,858,974
May 1, 2025 (1)	608,121	$15,212,518
April 2, 2025 (1)	36,630	$916,869
March 31, 2025	852,090	$21,328,576
March 1, 2025 (1)	437,282	$10,876,129
January 22, 2025	3,600,000	$90,000,000

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
Debt
Credit Facility
The following table shows our outstanding debt as of September 30, 2025:

	September 30, 2025
	Aggregate Principal Committed	Outstanding Principal	Amount Available (1)	Net Carrying Value(2)(3)
Credit Facility	$500,000,000	$221,021,780	$278,978,220	$218,061,506
Total	$500,000,000	$221,021,780	$278,978,220	$218,061,506
__________
(1)The amount available may be subject to limitations related to the borrowing base under the Credit Facility (as defined below), outstanding letters of credit issued and asset coverage requirements.
(2)As of September 30, 2025, all of the Fund's outstanding debt was categorized as Level 3 within in the fair value hierarchy.
(3)As of September 30, 2025, the Fund recorded $11,505 of unrealized translation loss on borrowings denominated in foreign currency.

Liquidity
Operating liquidity is our ability to meet our short-term liquidity needs. The following table presents our operating liquidity position as of September 30, 2025:

	As of
	September 30, 2025	December 31, 2024
Cash	$12,340,278	$26,001
Unused borrowing capacity	278,978,220	—
Unfunded portfolio company commitments	(149,508,796)	—
Undrawn capital commitments	602,740,000	—
Total operational liquidity	$744,549,702	$26,001

Distributions
Since commencement of operations, we declared the following distributions:

Record Date	Payment Date	Distribution Rate per Share	Distributions Paid
September 30, 2025	October 21, 2025	$0.25	$2,132,071
August 31, 2025 (1)	September 22, 2025	$0.02	$140,076
August 31, 2025	September 22, 2025	$0.25	$1,750,946
July 31, 2025	August 21, 2025	$0.25	$1,718,061
June 30, 2025	July 21, 2025	$0.25	$1,461,986
May 31, 2025 (1)	June 20, 2025	$0.02	$110,683
May 31, 2025	June 20, 2025	$0.25	$1,383,541
April 30, 2025	May 21, 2025	$0.25	$1,231,510
March 31, 2025	April 21, 2025	$0.25	$1,009,331
February 28, 2025	March 21, 2025	$0.25	$900,010
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
Unfunded Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments. As of September 30, 2025, we had unfunded portfolio commitments under loan and financing agreements in the amount of $149,508,796. We expect to maintain sufficient liquidity in the form of cash, financing capacity and undrawn capital commitments from our investors to cover any outstanding unfunded portfolio company commitments we may be required to fund.
Investor Commitments
As of September 30, 2025, we had received $736,491,000 of capital commitments, of which $602,740,000 remains unfunded.

Contractual Obligations
Our payment obligations for repayment of debt, which total our contractual obligations on September 30, 2025, include $500,000,000 of financing under the Credit Facility maturing in three to five years.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Credit Facility	$500,000,000	$—	$—	$500,000,000	$—
Total	$500,000,000	$—	$—	$500,000,000	$—
Hedging
In connection with certain portfolio investments, we may employ hedging techniques designed to reduce the risk of adverse movements in interest rates, securities prices and currency exchange rates. While such transactions may reduce certain risks, such transactions themselves may entail certain other risks. Thus, while we may benefit from the use of these hedging mechanisms, unanticipated changes in interest rates, securities prices, currency exchange rates and other factors may result in a poorer overall performance for us than if we had not entered into such hedging transactions. The successful utilization of hedging and risk management transactions requires skills that are separate from the skills used in selecting and monitoring investments. There were no hedging transactions through the nine months ended September 30, 2025.
Critical Accounting Policies
This discussion of our operating plans is based upon our consolidated financial statements, which are prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, we describe our critical accounting policies in the notes to our consolidated financial statements.
Valuation of Investments
The Board has designated the Adviser as our “Valuation Designee” under Rule 2a 5 under the 1940 Act. The Adviser determines the value of our investments in accordance with our Valuation Policy and fair value accounting guidance promulgated under U.S. GAAP, which establishes a hierarchical disclosure framework which ranks the observability inputs used in measuring financial instruments at fair value. See the Notes to Consolidated Financial Statements for a description of the hierarchy for fair value measurements and a description of our valuation procedures.
Revenue Recognition
We record interest income on an accrual basis to the extent that we expect to collect such amounts. Certain investments may have contractual PIK interest. PIK interest represents accrued interest that is added to the principal amount or liquidation amount of the investment on the respective interest payment dates rather than being paid in cash, and generally becomes due at maturity or at the occurrence of a liquidation event. We do not accrue as a receivable interest on loans and debt securities for accounting purposes if we have reason to doubt our ability to collect such interest. Original issue discounts, market discounts or premiums are accreted or amortized over the life of the respective security using the effective interest method as interest income. We record prepayment premiums on loans and debt securities as interest income. Dividend income on preferred equity securities may be recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities may be recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.
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
As of September 30, 2025, 97.2% of our debt investments based on fair value were at floating rates. The Credit Facility, also bears interest at a floating rate.
Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2025, the following table shows the approximate annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors and assuming no changes in our investment portfolio and borrowing structure):

	Change in
Basis point change	Interest Income(1)	Interest Expense	Net Investment Income (Loss)
300	$12,469,515	$(6,630,653)	$5,838,862
200	8,313,010	(4,420,436)	3,892,574
100	4,156,505	(2,210,218)	1,946,287
(100)	(4,156,505)	2,210,218	(1,946,287)
(200)	(8,313,010)	4,420,436	(3,892,574)
(300)	(12,469,515)	6,630,653	(5,838,862)
________________
(1)Assumes no defaults or prepayments by portfolio companies over the next twelve months.
We may in the future hedge against interest rate fluctuations by using hedging instruments such as interest rate swaps, futures, options and forward contracts, subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of changes in interest rates with respect to our portfolio investments. We did not engage in interest rate hedging activities during the three months ended September 30, 2025.
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2025 (the end of the period covered by this report), our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a 15(e) of the Exchange Act). Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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
Item 1A.    Risk Factors
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 27, 2025, and our quarterly report on Form 10-Q, as filed on May 14, 2025, except as provided below. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially and adversely affect our business, financial condition, and/or operating results.
Risks Associated with Bankruptcy Cases

Leveraged companies may experience bankruptcy or similar financial distress. We may hold the debt securities of leveraged companies that may, due to the significant volatility of such companies, enter into bankruptcy proceedings. If one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company or our representative or the Adviser sat on the board of directors of such portfolio company, a bankruptcy court might re-characterize our debt investment and subordinate all or a portion of our claim to that of other creditors. For example, lenders in certain cases can be subject to lender liability claims for actions taken by them when they become too involved in the borrower’s business or exercise control over a borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken if we render significant managerial assistance to, or exercise control or influence over the board of directors of, the borrower.

Bankruptcy courts weigh equitable considerations when determining the recovery creditors may receive. As a result, it is difficult to predict with any certainty the situations in which our legal rights may be subordinated to other creditors in a bankruptcy. Many of the events within a bankruptcy case are adversarial and often beyond the control of the creditors. While creditors generally are afforded an opportunity to object to significant actions, we cannot assure investors that a bankruptcy court would not approve actions that may be contrary to our interests. For example, in situations where a bankruptcy carries a higher degree of political or broader economic significance, our recovery may be adversely affected.

The reorganization of a company can involve substantial legal, professional and administrative costs to a lender and the borrower. The administrative costs of a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. During the process, a company’s competitive position may erode, key management may depart and a company may not be able to invest adequately. In some cases, the debtor company may not be able to reorganize and may be required to liquidate assets. The debt of companies in financial reorganization will, in most cases, not pay current interest, may not accrue interest during reorganization and may be adversely affected by an erosion of the issuer’s fundamental value. Further, a bankruptcy filing by a company may adversely and permanently affect such company. If such bankruptcy proceeding is converted to a liquidation, our value may not equal the liquidation value that was believed to exist at the time of investment.

Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations we own may be lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial and may impair the recovery of other creditors.

Because the effectiveness of the judicial systems in the countries in which we may invest varies, we (or any portfolio company) may have difficulty in foreclosing or successfully pursuing claims in the courts of such countries, as compared to the United States or other countries. Further, to the extent we may obtain a judgment but is required to seek its enforcement in the courts of one of these countries in which we invest, there can be no assurance that such courts will enforce such judgment. The laws of other countries often lack the sophistication and consistency found in the United States with respect to foreclosure, bankruptcy, corporate reorganization or creditors’ rights.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Except as previously reported by the Fund on its current reports on Form 8-K, the Fund did not sell any securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosure
Not applicable.
Item 5.Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2025, none of our Trustees or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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

Stone Point Credit Income Fund

Date: November 13, 2025	By:	/s/ Scott J. Bronner
Name: Scott J. Bronner Title: Principal Executive Officer

Date: November 13, 2025	By:	/s/ Steven P. Henke
Name: Steven P. Henke Title: Principal Financial Officer