Form 10-K
period 2025-12-31
Stone Point Credit Income Fund
filed 2026-03-19
CIK 2031283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 814-01783

Stone Point Credit Income Fund
(Exact name of registrant as specified in its charter)

Delaware
(State of Incorporation)
20 Horseneck Lane
Greenwich, Connecticut 06830
(Address of principal executive offices)
99-6894706
(I.R.S. Employer Identification No.)
(203) 862‑2900
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None
Securities registered pursuant to Section 12(g) of the Act:
Common Shares, par value $0.001 per share
(Title of class)

Indicate by check mark if the registrant is a well - known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files)    Yes ☒ No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404 (b) of the Sarbanes - Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12 (b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive - based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D - 1 (b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act)     Yes   ☐     No  ☒
The issuer had 12,801,476 common shares of beneficial interest, $0.001 par value per share, outstanding as of February 28, 2026.
Auditor Firm ID: 185 Auditor Name: KPMG LLP Auditor Location: New York, New York.

Stone Point Credit Income Fund
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Unless indicated otherwise, the “Fund,” “we,” “us,” and “our” refer to Stone Point Credit Income Fund, and the “Adviser” refers to Stone Point Credit Income Adviser LLC, an affiliate of Stone Point Capital LLC (“Stone Point Capital” together with the Adviser and its credit-focused affiliates, as applicable, “Stone Point Credit”). “Stone Point Capital” refers to Stone Point Capital LLC, and, together with Stone Point Credit and Stone Point Capital’s other affiliates, “Stone Point” or the “Firm.” “Shareholder” refers to a holder of the Fund’s common shares of beneficial interest, par value $0.001 per share (the “Shares”). This annual report on Form 10‑K contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements.

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
•general economic, political and industry trends and other external factors;
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
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” and elsewhere in this report. You should not place undue reliance on these forward-looking statements.
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
Risks Relating to the Fund’s Business and Structure
•The Fund has limited operating history.
•The success of the Fund depends in substantial part on the experience and knowledge of the Adviser and its Investment Team, which may have actual and potential conflicts of interest.
•Legal, tax and regulatory changes could occur that may adversely affect the Fund.
•The business of identifying and structuring investments of the types contemplated by the Fund is highly competitive and involves a high degree of uncertainty.
•Certain sectors targeted by the Fund are cyclical and subject to significant fluctuation.
•The information and technology systems of the Fund, the Adviser and their respective service providers may be vulnerable to cyber-attacks.
•The Shares are an illiquid investment for which there is not a secondary market nor is it expected that any such secondary market will develop in the future. Repurchases of Shares, if any, are expected to be limited.
•Shareholders may be subject to significant adverse consequences in the event such a shareholder defaults on its capital commitment to the Fund.
•Employees of the Adviser may serve as directors of some portfolio companies and, as such, may have duties to persons other than the Fund, including other shareholders of such portfolio companies.
•The Adviser does not assume any responsibility to the Fund other than to render the services described in the investment advisory agreement between the Fund and the Adviser (the "Investment Advisory Agreement"), and will not be responsible for any action of the Board of Trustees of the Fund (the "Board" or the "Board of Trustees") in declining to follow the Adviser’s advice or recommendations.
•If the Fund does not maintain its status as a BDC, the Fund might be regulated as a closed-end investment company under the 1940 Act, which would subject it to substantially more regulatory restrictions and correspondingly decrease the Fund’s operating flexibility.
•The Fund is and will remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the "JOBS Act").
•As a public entity, the Fund is subject to the reporting requirements of the Exchange Act and requirements of the Sarbanes-Oxley Act of 2002, as amended (the "Sarbanes-Oxley Act").
•We intend to elect to be treated, and to qualify annually thereafter, as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined in the Code (without regard to the deduction for dividends paid), and net tax-exempt income, if any, for that taxable year.
•Certain of the Fund’s debt investments may contain provisions providing for the payment of paid-in-kind (“PIK”) interest.
•The Fund is subject to certain restrictions imposed by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”).
•The Fund’s net asset value (“NAV”) and liquidity, if any, of the market for Shares may be significantly affected by numerous factors, some of which are beyond the Fund’s control and may not be directly related to the Fund’s operating performance.
•The amount of any distributions the Fund may make on the Shares is uncertain.
•The Fund operates as a non-diversified investment company within the meaning of the 1940 Act, which means that the Fund is not limited by the 1940 Act with respect to the proportion of its assets that it may invest in a single issuer.

•There can be no assurance that there will be a sufficient number of suitable investment opportunities satisfying the investment objectives of the Fund to enable the Fund to invest all of its committed capital, or that such investment opportunities will lead to completed investments by the Fund.
•The Fund may co-invest in portfolio companies with third parties (including, in certain circumstances, investment funds, accounts and investment vehicles managed by the Adviser and its affiliates) through partnerships, joint ventures or other arrangements.
•The Fund may make follow-on investments in certain portfolio companies or have the opportunity to increase an investment in certain portfolio companies.
•The Fund may make minority investments, or may make investments in “club” deals alongside entities sponsored by other private credit or private equity firms, in portfolio companies where the Fund may not have the right to appoint a director or otherwise be able to control or effectively influence the business or affairs of such entities.
•The Fund may, subject to the limitations described herein, incur leverage in connection with its operations, collateralized by its assets and/or capital commitments.
•General interest rate fluctuations may have a substantial negative impact on the Fund’s investments, the value of the Shares and the Fund’s rate of return on invested capital.
•In connection with certain portfolio investments, the Fund may employ hedging techniques designed to reduce the risk of adverse movements in interest rates, securities prices and currency exchange rates.
•If the Fund raises additional funds by issuing Shares or senior securities convertible into, or exchangeable for, Shares, then the percentage ownership of shareholders at that time will decrease, and shareholders may experience dilution.

Risks Relating to the Fund’s Investments
•Increased interest rates and inflation will increase financing costs for portfolio companies.
•The Fund invests primarily in senior secured loans, including first lien, second lien and unitranche loans, or unsecured loans and, to a lesser extent, subordinated loans, mezzanine loans, notes, senior secured bonds, unsecured bonds and equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into common equity.
•The Fund acquires a significant percentage of its portfolio company investments from privately held companies in directly negotiated transactions.
•Investments in private and middle-market companies involve a number of significant risks.
•The Fund’s investment portfolio may contain securities or instruments issued by publicly held companies.

PART I.

Item 1. Business
Overview of the Fund
Stone Point Credit Income Fund (the “Fund,” “we,” “us,” or “our”) is an externally-managed closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes we intend to elect to be treated and intend to qualify annually thereafter as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
The Fund has been established by the Stone Point Credit Income Adviser LLC (the “Adviser”), an affiliate of Stone Point Capital LLC (“Stone Point Capital” together with the Adviser and its credit-focused affiliates, as applicable, “Stone Point Credit”). “Stone Point Capital” refers to Stone Point Capital LLC, together with Stone Point Credit and Stone Point Capital’s other affiliates. The Adviser is a Delaware limited liability company and an investment adviser that is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is an affiliate of Stone Point, which had more than $80 billion of assets under management across its private equity and credit funds and more than 200 employees as of December 31, 2025. Stone Point Capital LLC has an experienced investment team with a long, strong track-record of making private equity investments in the financial services industry, including insurance distribution, insurance services, healthcare and managed care services, human capital management, business services, wealth management and fund administration, asset management, real estate finance and services, insurance underwriting, lending and markets, having raised and managed ten private equity funds (the “Trident Funds”) with aggregated committed capital of more than $46 billion as of December 31, 2025.
In addition, Stone Point Credit has raised and manages a comprehensive suite of credit strategies, which are accessible through commingled funds and customized separately managed accounts (together with the Fund, collectively, the “Credit Funds” and together with the Trident Funds, as applicable, the “Stone Point Funds”). Stone Point Credit seeks to leverage the Firm’s deep industry knowledge and extensive network to pursue credit-oriented investment opportunities across the financial services, business services, software and technology, and healthcare services sectors, as defined and determined by the Adviser. As of December 31, 2025, Stone Point Credit had over $13.5 billion of assets under management (“AUM”).1
Investment Objective and Strategy
The Fund’s investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Under normal market conditions, the Fund generally invests at least 80% of its total assets (net assets plus borrowings for investment purposes) in private credit investments (loans, bonds and other credit instruments, as described below, that are issued in private offerings or issued by private companies) (the “80% Policy”). If the Fund changes the 80% Policy, the Fund will provide shareholders with at least 60 days’ notice of such change. Under normal circumstances, the Fund expects that the majority of its portfolio will be in privately originated and privately negotiated investments, predominantly direct lending to U.S. private companies through private credit.
The Fund generally expects to invest in middle market companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $30 million and $250 million annually. Typical middle market senior loans may be issued by middle market companies in the context of leveraged buyouts, acquisitions, debt refinancings, recapitalizations, and other similar private credit transactions or a combination of the foregoing in seeking to achieve our investment objective. Notwithstanding the foregoing, the Adviser may determine whether companies qualify as “middle market” in its sole discretion, and the Fund may from time to time invest in larger or smaller companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and syndicated loan markets. The Fund’s target credit investments typically have maturities between 3 and 6 years. The Fund has adopted a non-fundamental policy to invest, under normal market conditions, at least 75% of the value of its total assets (measured at the time of each such investment) in investments that are in the financial services, business services, software and technology or healthcare services sectors, as defined and determined by the Adviser. The remaining 25% of the value of the Fund’s total assets (measured at the time of each such investment) may be invested across a wide range of sectors. See "Item 1. Business - Market Opportunity and Competitive Advantages" below for more information on the Adviser's investment process.
1 AUM is calculated using total assets plus unfunded capital commitments. For certain accounts, a portion of unfunded capital commitments may not be drawn until the end of 2026.

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
Stone Point Credit’s investment committee servicing the Fund is comprised of Scott J. Bronner, James D. Carey, Eric L. Rosenzweig, David J. Wermuth and Nicolas D. Zerbib (the “Credit Investment Committee”), who bring substantial private equity, investment banking, insurance, government and executive management experience. Additionally, Charles A. Davis and Stephen Friedman serve as advisors to the Credit Investment Committee. The Credit Investment Committee is responsible for making all investment and disposition decisions relating to the Fund, subject to the supervision of the Board, a majority of which is made up of Independent Trustees.
The Adviser believes that the Stone Point Credit Investment Team’s and Credit Investment Committee’s extensive network of contacts, which includes financial sponsors, debt investors, banks and specialty lenders, as well as the Adviser’s targeted outbound search model and its reputation and record as a leader in investing in the financial services industry, provides the Fund with a significant competitive advantage in sourcing and underwriting attractive investment opportunities. Stone Point has created a network in sourcing, monitoring and workouts/restructuring that may be utilized by the Adviser as needed in managing the Fund’s investments. See "Item 1. Business - Market Opportunity and Competitive Advantages - Experienced Investment Committee."
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
The Administrator entered into a sub-administration agreement (the “Sub-Administration Agreement”) with Harmonic Fund Services (the "Sub-Administrator") under which the Sub-Administrator provides various accounting and other administrative services with respect to the Fund. The Fund pays the Sub-Administrator fees for services that the Administrator determines are commercially reasonable in its sole discretion. The Fund also reimburses the Sub-Administrator for all reasonable expenses incurred in providing services in respect to the Fund. To the extent that the Sub-Administrator outsources any of its functions, the Sub-Administrator will pay any compensation associated with such functions. The cost of such compensation, and any other costs or expenses under the Sub-Administration Agreement, is in addition to the cost of any services borne by the Fund under the Administration Agreement.
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
The Fund held its initial closing on January 22, 2025 (the "Initial Closing"). The Fund expects to hold additional closings on a monthly basis as additional capital commitments are obtained (each, a “Closing”). The “Commitment Period”, as to each shareholder, will commence on the later of (i) the date on which the Fund makes its first investment (the “Commencement of Operations”) and (ii) the date on which the shareholder’s Subscription Agreement is accepted by the Fund, and ends on the three-year anniversary thereafter.
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
History of Stone Point
Stone Point Capital has a history of successfully investing in the global financial services industry over a period of more than thirty years. The platform began in 1985 and operated as MMC Capital under the ownership of Marsh & McLennan Companies, Inc. until 2005. Current Managing Directors of Stone Point Capital led the management of MMC Capital from 1998 until 2005, when they formed Stone Point Capital to acquire the business from Marsh & McLennan. Between 1985 and 1993, Stone Point Capital continued to execute a strategy of investing in property & casualty underwriting businesses on an opportunistic basis as market opportunities were identified. In 1994, Stone Point Capital formed its first private equity fund with committed capital to invest in underwriting companies operating principally within the insurance industry. During the last twenty-seven years, the scope of investment activities has broadened to include other financial services companies, including companies in the following sectors: insurance distribution, insurance services, healthcare and managed care services, human capital management, business services, wealth management and fund administration, asset management, real estate finance and services, insurance underwriting, and lending and markets. We believe that Stone Point Capital’s experience, reputation and contacts have enabled it to attract experienced management teams, to identify, evaluate and respond quickly to market opportunities, and to work actively in partnership with managers to enhance the value of portfolio companies in numerous segments within the financial services industry.
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
Market Opportunity and Competitive Advantages
The Adviser believes the Fund presents an attractive investment opportunity for several reasons, including:
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
Disciplined Underwriting Process. The Adviser seeks investment opportunities that it believes are attractive using a rigorous “top-down” and “bottom-up” process. The Adviser regularly evaluates and selects sectors on which to focus based on an investment thesis (top-down approach) and designates a team of investment professionals to identify leading companies and managers in these sectors (bottom-up approach). For more than 75 identified sectors of the financial services industry, this process includes:
•Firm-wide discussions to prioritize the identified sectors;
•Dedicating small teams of investment professionals to study these sectors;
•Interaction with industry experts and attendance at key industry conferences; and
•Proactive outbound calling efforts and meetings with private equity sponsors and management teams.
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
Sector Focus. The Fund makes its investments primarily in sectors in which Stone Point has developed a longstanding network and can leverage real-time insights from private portfolio companies to provide a discernible origination and underwriting edge. The Adviser currently focuses the Fund’s investments in the financial services, business services, software and technology, and healthcare services sectors. As a result of this specialization by the Investment Team, the Adviser believes that it is well positioned to source proprietary deals and evaluate a broad range of investments with a deep understanding of the market dynamics and cycles for these sectors.

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
Ability to Leverage Stone Point’s Experienced Investment Team. The Adviser intends to utilize Stone Point Capital’s significant experience and knowledge throughout the life cycle of each investment to support the Stone Point Credit Investment Team’s Credit Activities. On an as-needed basis, Stone Point Capital Private Equity Team contributes a portion of its time, effort and resources to support Credit Activities. Stone Point Capital has a long, strong record of making investments and managing businesses in the financial services industry. Stone Point Capital has raised ten private equity funds with an investment track record of over 25 years and a focus on investments in companies in the global financial services industry and related sectors. Stone Point Capital and its affiliates have invested in more than 25 asset management platforms over 17 years and Stone Point believes that its experience investing in and building businesses across a variety of credit strategies, positions the Fund for success in the direct lending middle market. The Stone Point Credit Investment Team is responsible for making all investment and disposition recommendations to the Credit Investment Committee. The Credit Investment Committee makes all investment and disposition decisions, subject to Board oversight. As of December 31, 2025, the Investment Team is comprised of more than 115 investment professionals who bring to Stone Point considerable experience with Stone Point and/or from other leading private equity, private debt, investment banking, financial services, corporate law, and accounting firms. A majority of the Stone Point Credit Investment Team is focused on the private equity markets; however, Stone Point intends to continue to expand the Stone Point Credit Investment Team to support the ongoing growth of the Fund and expansion of Credit Activities.2 As of December 31, 2025, the Credit Investment Team was comprised of more than 35 dedicated investment professionals3.
Experienced Investment Committee. The Stone Point Credit Investment Committee is comprised of Scott J. Bronner, James D. Carey, Eric L. Rosenzweig, David J. Wermuth and Nicolas D. Zerbib. Additionally, Charles A. Davis and Stephen Friedman serve as advisors to the Credit Investment Committee. The Credit Investment Committee members and advisors have worked at Stone Point Capital for an average of over 20 years, investing across multiple cycles and different investing environments. Additionally, certain members of this group have had primary responsibility for managing Stone Point Capital's private equity funds since 1998, and also serve on the Stone Point Capital private equity investment committee, bringing a wealth of investment expertise across our targeted sectors of investment. The Credit Investment Committee meets formally weekly, and on an ad hoc basis, as needed.
The following table sets forth the experience of the Credit Investment Committee.
2 There is no assurance that the expansion of the Stone Point Credit Investment Team occurs in the near term or at all. Certain communications between professionals within the Stone Point Capital Private Equity Team and professionals within the Stone Point Credit Investment Team may be restricted due to internal policy restrictions.
3 Includes one employee whose focus is shared across Stone Point Credit and Stone Point Capital.

The Adviser’s Investment Committee	Years in Financial Services	Years at Stone Point
Scott J. Bronner, Head of Stone Point Credit and Managing Director of Stone Point
Member of the Credit Investment Committee	19	17
James D. Carey, Co-Chief Executive Officer of Stone Point Capital
Member of the Credit Investment Committee	30+	28
Eric L. Rosenzweig, Managing Director of Stone Point Capital
Member of the Credit Investment Committee	21	19
David J. Wermuth, General Counsel and Chairman of the Fund, Co-President and CCO of Stone Point Capital
Member of the Credit Investment Committee	29	26
Nicolas D. Zerbib, Co-President and Chief Investment Officer of Stone Point Capital
Member of the Credit Investment Committee	30+	27
Charles A. Davis, Chairman and Co-Chief Executive Officer of Stone Point Capital
Advisor to the Credit Investment Committee	30+	27
Stephen Friedman, Senior Chairman of Stone Point Capital
Advisor to the Credit Investment Committee	30+	25
Investment Advisory Agreement
Subject to the overall supervision of the Board and in accordance with the 1940 Act, the Adviser manages the Fund’s day-to-day operations and provides investment advisory services to the Fund. Under the terms of the Investment Advisory Agreement, the Adviser:
•    determines the composition and allocation of the Fund’s investment portfolio, the nature and timing of any changes therein and the manner of implementing such changes;
•    identifies, evaluates and negotiates the structure of the investments made by the Fund;
•    performs due diligence on prospective portfolio companies;
•    executes, closes, services and monitors the Fund’s investments;
•    determines the securities and other assets that the Fund shall purchase, retain or sell;
•    arranges financings and borrowing facilities for the Fund;
•    provides the Fund with such other investment advisory, research and related services as the Fund may, from time to time, reasonably require for the investment of its funds; and
•    to the extent permitted under the 1940 Act and the Advisers Act, on the Fund’s behalf, and in coordination with any sub-adviser and any administrator, provides significant managerial assistance to those portfolio companies to which the Fund is required to provide such assistance under the 1940 Act, including utilizing appropriate personnel of the Adviser to, among other things, monitor the operations of the Fund’s portfolio companies, participate in board and management meetings, consult with and advise officers of portfolio companies and provide other organizational and financial consultation.
Under the Investment Advisory Agreement, the Fund pays the Adviser fees for investment management services consisting of the Management Fee and the Incentive Fee, each as defined below.
Management Fee
The Fund pays to the Adviser an asset-based fee for management services in an amount equal to an annual rate of 1.25% of the Fund’s net assets (excluding borrowings for investment purposes) as of the beginning of the first calendar day of the applicable month (the “Management Fee”). For purposes of the Investment Advisory Agreement, “Net Assets” means the Fund’s total assets less liabilities, determined on a consolidated basis in accordance with U.S. generally accepted accounting principles. The Management Fee is payable monthly in arrears. The Management Fee for any partial month is appropriately prorated based on the actual number of days elapsed during such partial month as a fraction of the number of days in the relevant calendar year.
The Management Fee began to accrue on the date the Fund made its first investment, January 22, 2025 (the "Commencement Date"). For periods ending on or prior to January 31, 2028, the Management Fee shall be calculated at an annual rate of 0.75% of Net Assets; and for the periods ending after January 31, 2028, the Management Fee shall be calculated at an annual rate of 1.25% of Net Assets.
Incentive Fee
The Fund pays to the Adviser an incentive fee (“Incentive Fee”) as set forth below. Beginning on February 1, 2026 (the "Incentive Fee Commencement Date"), the Fund shall pay the Adviser an Incentive Fee. The Incentive Fee consists of two parts, the “Investment Income Incentive Fee” and the “Capital Gains Incentive Fee”. The Fund will not pay any Incentive Fees prior to the Incentive Fee Commencement Date.
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
For the periods ending on or prior to the second anniversary of the Incentive Fee Commencement Date, the Investment Income Incentive Fee will be calculated and payable on a quarterly basis, in arrears, and will equal 7.50% of pre-incentive fee net investment income of the Fund, subject to a quarterly preferred return to a “Hurdle Rate” of 1.25% per quarter (5.00% annualized). The Fund shall pay the Adviser an Investment Income Incentive Fee with respect to its pre-incentive fee net investment income as follows:
•    no Investment Income Incentive Fee based on pre-incentive fee net investment income in any calendar quarter in which the Fund’s pre-incentive fee net investment income does not exceed the Hurdle Rate;
•    100.00% of pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the Hurdle Rate but is less than 1.35% in any calendar quarter (5.41% annualized). This portion of the pre-incentive fee net investment income (which exceeds the Hurdle Rate but is less than 1.35%) is referred to as the “catch-up.” The “catch-up” is meant to provide the Adviser with approximately 7.50% of the Fund’s pre-incentive fee net investment income as if a Hurdle Rate did not apply if pre-incentive fee net investment income exceeds 1.35% in any calendar quarter; and
•    7.50% of the pre-incentive fee net investment income, if any, that exceeds 1.35% in any calendar quarter (5.41% annualized), which reflects that once the Hurdle Rate is reached and the catch-up is achieved, 7.50% of all pre-incentive fee net investment income is paid to the Adviser.
For periods ending after the second anniversary of the Incentive Fee Commencement Date, the Investment Income Incentive Fee will be calculated and payable on a quarterly basis, in arrears, and will equal 12.50% of pre-incentive fee net investment income of the Fund, subject to a quarterly preferred return to a “Hurdle Rate” of 1.25% per quarter (5.00% annualized). The Fund shall pay the Adviser an Investment Income Incentive Fee with respect to its pre-incentive fee net investment income as follows:
•    no Investment Income Incentive Fee based on pre-incentive fee net investment income in any calendar quarter in which the Fund’s pre-incentive fee net investment income does not exceed the Hurdle Rate;
•    100.00% of pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the Hurdle Rate but is less than 1.43% in any calendar quarter (5.72% annualized). This portion of the pre-incentive fee net investment income (which exceeds the Hurdle Rate but is less than 1.43%) is referred to as the “catch-up.” The “catch-up” is meant to provide the Adviser with approximately 12.50% of the Fund’s pre-incentive fee net investment income as if a Hurdle Rate did not apply if pre-incentive fee net investment income exceeds 1.43% in any calendar quarter; and
•    12.50% of the pre-incentive fee net investment income, if any, that exceeds 1.43% in any calendar quarter (5.72% annualized), which reflects that once the Hurdle Rate is reached and the catch-up is achieved, 12.50% of all pre-incentive fee net investment income is paid to the Adviser.

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
Capital Gains Incentive Fee
The Capital Gains Incentive Fee is payable in cash at the end of each calendar year in arrears on or after the Incentive Fee Commencement Date or upon the termination of the Investment Advisory Agreement, to the extent it is terminated after the Incentive Fee Commencement Date. The Capital Gains Incentive Fee is calculated as follows:
•    For calendar years ending on or prior to the second anniversary of the Incentive Fee Commencement Date, the Capital Gains Incentive Fee shall be an amount equal to 7.50% of the Fund’s realized capital gains, if any, on a cumulative basis, less the aggregate amount of any previously paid Capital Gains Incentive Fees.
•    For calendar years ending after the second anniversary of the Incentive Fee Commencement Date, the Capital Gains Incentive Fee shall be an amount equal to 12.50% of the Fund’s realized capital gains, if any, on a cumulative basis, less the aggregate amount of any previously paid Capital Gains Incentive Fees.
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
Examples of Quarterly Incentive Fee Calculation
Example 1 – Incentive Fee on Pre-Incentive Fee Net Investment Income Returns for each quarter following the Second Anniversary of the Incentive Fee Commencement Date

Scenarios expressed as a percentage of net asset value at the beginning of the quarter	Scenario 1	Scenario 2	Scenario 3
Pre-Incentive Fee Net Investment Income Returns for the quarter	1.00%	1.35%	2.00%
Catch up (maximum of 0.18%)	-%	(0.10)%	(0.18)%
Investment Income Incentive Fee (in excess of catch-up) (12.50% above 1.43%)	-%	-%	(0.07)%
Net Investment Income	1.00%	1.25%	1.75%
Total Investment Income Incentive Fee	2.00%	2.50%	3.50%
Scenario 1 – Investment Income Incentive Fee
Pre-Incentive Fee Net Investment Income Returns does not exceed the 1.25% quarterly hurdle rate, therefore there is no catch up or split incentive fee on Pre-Incentive Fee Net Investment Income Returns.
Scenario 2 – Investment Income Incentive Fee
Pre-Incentive Fee Net Investment Income Returns falls between the 1.25% quarterly hurdle rate and the upper-level breakpoint of 1.43%, therefore the incentive fee on Pre-Incentive Fee Net Investment Income Returns is 100% of the Pre-Incentive Fee above the 1.25% quarterly hurdle rate.
Scenario 3 – Investment Income Incentive Fee
Pre-Incentive Fee Net Investment Income Returns exceeds the 1.25% hurdle rate and the 1.43% upper-level breakpoint provision. Therefore, the upper-level breakpoint provision is fully satisfied by the 0.18% of Pre- Incentive Fee Net Investment Income Returns above the 1.25% hurdle rate and there is a 12.50% incentive fee on Pre-Incentive Fee Net Investment Income Returns above the 1.43% upper-level breakpoint. This ultimately provides an incentive fee which represents 12.50% of Pre-Incentive Fee Net Investment Income Returns.
Example 2 - Capital Gains Incentive Fee

Assumptions

Year 1:	No net realized capital gains or losses

Year 2:	6.00% realized capital gains and 1.00% realized capital losses and unrealized capital depreciation; Capital Gain Incentive Fee = 12.50% x (realized capital gains for year computed net of all realized capital losses and unrealized capital depreciation at year end)

Year 1 Capital Gains Incentive Fee	= 12.50% x (0)
= 0
= No Capital Gains Incentive fee

Year 2 Capital Gains Incentive Fee	= 12.50% x (6.00% - 1.00%)
= 12.50% x 5.00%
= 0.63%
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

Distributions; Dividend Reinvestment Plan
The Fund intends to pay monthly distributions to shareholders. Distributions to shareholders are recorded as of the record date. The amount to be paid out as a distribution is determined by the Board.
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
The Fund's monthly distributions are primarily paid from income generated by interest and dividends earned on the Fund’s investments, although distributions to shareholders may also include a return of capital (the distribution of an investment’s original principal back to the investors, rather than distributing profits or earnings). The specific tax characteristics of the Fund’s distributions each year will be reported to shareholders after the end of the calendar year.
The Fund has adopted an “opt-out” dividend reinvestment plan (“DRIP”), under which a shareholder’s distributions would automatically be reinvested (net of withholding tax, if any) under the DRIP in additional whole and fractional Shares, unless the shareholder “opts out” of the DRIP, thereby electing to receive cash distributions.
The Fund uses newly issued Shares to implement the DRIP. Shares are issued at a price per Share equal to the most recent NAV per share determined by the Board.
Shareholders who receive distributions in the form of additional Shares under the DRIP generally will be subject to the same U.S. federal, state and local tax consequences as shareholders who elect not to reinvest distributions. Participation in the DRIP will not in any way reduce the amount of a shareholder’s capital commitment.
Discretionary Share Repurchase Program
The Fund does not list its Shares on a securities exchange and the Fund does not expect there to be a public market for its Shares. As a result, shareholders’ ability to sell their Shares is limited.
Subject to market conditions and at the discretion of the Board, the Fund has commenced a share repurchase program in which the Fund intends to offer to repurchase, in each quarter, a number of Shares as determined by the Board in its discretion in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. The Board may amend or suspend the share repurchase program at any time if in its reasonable judgment it deems such action to be in the Fund’s best interest and/or the best interest of shareholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on the liquidity of the Fund, adversely affect operations or risk having an adverse impact on the Fund that would outweigh the benefit of the repurchase offer. All Shares repurchased by the Fund pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued Shares.
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
Leverage
In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 200% (or 150% if certain conditions are met) after such borrowing. As a result of complying with the requirements set forth in Section 61 of the 1940 Act, the Fund is able to borrow amounts such that its asset coverage ratio is at least 150%, rather than 200%. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities as compared to $100 from borrowing and issuing senior securities for every $100 of net assets under 200% asset coverage. On June 27, 2025, the Adviser, as sole shareholder of the Fund, approved a proposal that effective June 28, 2025, permits the

Fund to reduce its asset coverage ratio to 150%. The Fund complies with the 150% asset coverage test set forth in the 1940 Act and with respect to the incurrence of leverage from “senior securities.” The Fund’s sources of leverage may include, without limitation, one or more credit facilities and/or note issuances; a subscription credit facility secured by the Fund’s right, title and interest in and to the capital commitments of its shareholders, which may be used for various purposes including facilitating timely and efficient drawdowns of capital commitments; and the issuance of notes, debt securities or preferred shares.
Valuation of Portfolio Securities
In accordance with Rule 2a 5 under the 1940 Act, the Board has designated the Adviser as the Fund’s “Valuation Designee”. The Adviser, with the assistance of its Valuation Committee, subject to oversight by the Board, is responsible for determining the fair value of the Fund’s investments in accordance with valuation policies and procedures approved by the Board (“Valuation Policy”) in instances where there is no readily available market quotation. Investments for which market quotations are readily available may be priced by independent pricing services. The Fund generally retains an external, independent valuation firm to provide data and valuation analyses on the Fund’s portfolio companies.
The Fund’s investment portfolio is recorded at fair value as determined in good faith in accordance with the Valuation Policy and, as a result, there is and will be uncertainty as to the value of the Fund’s portfolio investments. Under the 1940 Act, the Fund is required to carry its portfolio investments at market value or, if there is no readily available market quotation, at fair value as determined in accordance with procedures established by the Adviser. There is not a public market or active secondary market for many of the types of investments in privately held companies that the Fund intends to hold and make. The Fund’s investments may not be publicly traded or actively traded on a secondary market but, instead, may be traded on a privately negotiated over-the-counter secondary market for institutional investors, if at all. As a result, these investments are valued quarterly at fair value as determined in good faith in accordance with the Valuation Policy approved by the Board.
The determination of fair value, and thus the amount of unrealized appreciation or depreciation the Fund may recognize in any reporting period, is to a degree subjective, and the Adviser has a conflict of interest in making fair value determinations. The types of factors that may be considered in determining the fair values of the Fund’s investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, current market interest rates, precedent transactions and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The determinations of fair value in accordance with the Valuation Policy may differ materially from the values that would have been used if an active market and market quotations existed for such investments. The Fund’s net asset value could be adversely affected if the determinations regarding the fair value of the investments were materially higher than the values that the Fund ultimately realizes upon the disposal of such investments.
Regulation as a Business Development Company
A BDC is regulated under the 1940 Act. A BDC must be organized in the United States for the purpose of investing in or lending to primarily private companies and making significant managerial assistance available to them. A BDC may use capital provided by shareholders and from other sources to make long-term, private investments in businesses. The Fund is a non-exchange traded, perpetual-life BDC, and therefore does not intend to list its Shares on a stock exchange or other securities market and it is not publicly traded.
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
As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. A majority of the Fund’s Board consists of persons who are not interested persons, as that term is defined in the 1940 Act. Additionally, the Fund is required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the Fund. Furthermore, as a BDC, the Fund is prohibited from protecting any trustee or officer against any liability to the Fund or shareholders arising from willful misfeasance, bad faith or gross negligence of the duties involved in the conduct of such person’s office.

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
Under Rule 12d1-4 under the 1940 Act, the Fund may acquire securities issued by any investment company in excess of the limits imposed by the 1940 Act as long as the Fund complies with the conditions of Rule 12d1-4, which include, among other things, certain post-acquisition limits on control and voting of any acquired RIC. The portion of the Fund’s portfolio invested in securities issued by investment companies ordinarily subjects shareholders to additional expenses. The Fund’s investment portfolio is also subject to diversification requirements by virtue of the Fund’s intention to be a RIC for U.S. federal income tax purposes.
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
Qualifying Assets
The Fund may invest up to 30% of the Fund’s portfolio opportunistically in “non-qualifying assets”, which are driven primarily through opportunities sourced through the Adviser. However, under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets relevant to the Fund’s proposed business are the following:
1.Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act and rules adopted pursuant thereto as any issuer which:
a.is organized under the laws of, and has its principal place of business in, the United States;
b.is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
c.satisfies any of the following:
i.does not have any class of securities that is traded on a national securities exchange;
ii.has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;
iii.is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company; or
iv.is a small and solvent company having total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.
2.Securities of any eligible portfolio company which the Fund controls.
3.Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
4.Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and the Fund already owns 60% of the outstanding equity of the eligible portfolio company.
5.Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
6.Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.
In addition, a BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in 1., 2., 3. or 4. above.
If at any time less than 70% of the Fund’s gross assets are comprised of qualifying assets, including as a result of an increase in the value of any non-qualifying assets or decrease in the value of any qualifying assets, the Fund would generally not be permitted to acquire any additional non-qualifying assets, other than office furniture and equipment, interests in real estate and leasehold improvements and facilities maintained to conduct the business operations of the BDC, deferred organizational and operating expenses, and other non-investment assets necessary and appropriate to its operations as a BDC, until such time as 70% of the Fund’s then current gross assets were comprised of qualifying assets. The Fund would not be required, however, to dispose of any non-qualifying assets in such circumstances.
Managerial Assistance to Portfolio Companies
A BDC must have been organized under the laws of, and have its principal place of business in, any state or states within the United States and must be operated for the purpose of making investments in the types of securities described in 1., 2. or 3. above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors or officers, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.
Temporary Investments
The Fund generally expects to call capital for investment purposes only at the time the Fund identifies an investment opportunity. Until such time as the Fund invests the proceeds of such capital calls in portfolio companies and while new investments are pending, the Fund’s investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, referred to herein, collectively, as “temporary investments,” so that 70% of the Fund’s assets are qualifying assets. The Fund may invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as the Fund, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of the Fund’s assets that may be invested in such repurchase agreements. However, if more than 25% of the Fund’s net assets constitute repurchase agreements from a single counterparty, the Fund may not meet the diversification tests in order to qualify as a RIC. Thus, the Fund does not intend to enter into repurchase agreements with a single counterparty in excess of this limit. The Adviser will monitor the creditworthiness of the counterparties with which the Fund enters into repurchase agreement transactions.
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
Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect the Fund. For example:
•pursuant to Rule 13a‑14 of the Exchange Act, the Fund’s President and Chief Financial Officer must certify the accuracy of the financial statements contained in the Fund’s periodic reports;
•pursuant to Item 307 of Regulation S-K, the Fund’s periodic reports must disclose the Fund’s conclusions about the effectiveness of its disclosure controls and procedures;
•pursuant to Rule 13a‑15 of the Exchange Act, the Fund’s management is required to prepare an annual report regarding its assessment of the Fund’s internal control over financial reporting and (once the Fund ceases to be an emerging growth company under the JOBS Act or, if later, for the year following the Fund’s first annual report required to be filed with the SEC) must obtain an audit of the effectiveness of internal control over financial reporting performed by its independent registered public accounting firm; and
•pursuant to Item 308 of Regulation S-K and Rule 13a‑15 of the Exchange Act, the Fund’s periodic reports must disclose whether there were significant changes in the Fund’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
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
Reporting Obligations
The Fund will furnish the shareholders with annual reports containing audited financial statements, quarterly reports, and such other periodic reports as the Fund determines to be appropriate or as may be required by law. The Fund is required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the Exchange Act. Shareholders and the public may view materials the Fund files with the SEC free of charge on its website (http://www.sec.gov) or by contacting the Fund’s investor relations department at SPCreditIR@stonepoint.com.

Material U.S. Federal Income Tax Considerations
The following discussion is a general summary of certain material U.S. federal income tax considerations applicable to the Fund and an investment in Shares. The discussion is based upon the Code, the regulations of the U.S. Department of Treasury promulgated thereunder, referred to herein as the “Treasury Regulations,” the legislative history of the Code, current administrative interpretations and practices of the Internal Revenue Service, referred to herein as the “IRS” (including administrative interpretations and practices of the IRS expressed in private letter rulings which are binding on the IRS only with respect to the particular taxpayers that requested and received those rulings) and judicial decisions, each as of the date of this Form 10‑K and all of which are subject to change or differing interpretations, possibly retroactively, which could affect the continuing validity of this discussion. The Fund has not sought, and will not seek, any ruling from the IRS regarding any matter discussed in this summary, and this summary is not binding on the IRS. Accordingly, there can be no assurance that the IRS will not assert, and a court will not sustain, a position contrary to any of the tax consequences discussed below.
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
For purposes of this discussion, a “U.S. Shareholder” is a beneficial owner of Shares that is, for U.S. federal income tax purposes:
•an individual who is a citizen or resident of the United States;
•a corporation, or other entity treated as a corporation for U.S. federal income tax purposes, created or organized in or under the laws of the United States or any state thereof, including, for this purpose, the District of Columbia;
•a trust if (i) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more “United States persons” (as defined in the Code) have the authority to control all substantive decisions of the trust, or (ii) the trust has in effect a valid election to be treated as a domestic trust for U.S. federal income tax purposes; or
•an estate, the income of which is subject to U.S. federal income taxation regardless of its source.
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

Election to be Taxed as a RIC
The Fund intends to elect to be treated, and intends to qualify annually thereafter, as a RIC under Subchapter M of the Code. As a RIC, the Fund generally will not pay corporate-level U.S. federal income taxes on any income or gains that the Fund timely distributes as dividends to shareholders. Rather, dividends the Fund distributes generally will be taxable to shareholders, and any net operating losses, foreign tax credits and other of the Fund’s tax attributes generally will not pass through to shareholders, subject to special rules for certain items such as net capital gains and qualified dividend income the Fund recognizes. To qualify as a RIC, the Fund must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify as a RIC, the Fund must timely distribute dividends to shareholders of an amount generally at least equal to 90% of the Fund’s investment company taxable income (determined without regard to the dividends paid deduction), which is generally the Fund’s net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, if any, and 90% of the Fund’s net tax-exempt income, if any, for each taxable year (the “Annual Distribution Requirement”).
Taxation as a RIC
If the Fund qualifies as a RIC and satisfies the Annual Distribution Requirement, then the Fund will not be subject to U.S. federal income tax on the portion of the Fund’s investment company taxable income, net tax-exempt income, if any, and net capital gain (generally, net long-term capital gain in excess of net short-term capital loss) that the Fund timely distributes (or is deemed to timely distribute) as dividends to shareholders. The Fund will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to shareholders. See "- Taxation of U.S. Shareholders" and
"- Taxation of Non-U.S. Shareholders" below.
The Fund generally will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income or gains in respect of any calendar year unless the Fund distributes dividends in a timely manner to shareholders of an amount at least equal to the sum of (1) 98% of the Fund’s net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of the Fund’s capital gain net income (adjusted for certain ordinary losses) generally for the one-year period ending October 31 in such calendar year and (3) any net ordinary income and capital gain net income recognized, but not distributed, in preceding years on which the Fund paid no U.S. federal income tax (the “Excise Tax Avoidance Requirement”). Any distribution declared by the Fund during October, November or December of any calendar year, payable to shareholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been paid by the Fund, as well as received by U.S. shareholders, on December 31 of the calendar year in which the distribution was declared. The Fund will not be subject to the U.S. federal excise tax on amounts on which the Fund is required to pay U.S. federal income tax (such as retained net capital gains). Depending upon the level of taxable income earned in a taxable year, the Fund may choose to carry forward taxable income for distribution in the following taxable year and pay the applicable U.S. federal excise tax.
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
In order to qualify as a RIC for U.S. federal income tax purposes, the Fund must, among other things:
•qualify and have in effect an election to be treated as a BDC under the 1940 Act at all times during each taxable year;
•derive in each taxable year at least 90% of the Fund’s gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities, net income derived from an interest in a “qualified publicly traded partnership” (as defined in the Code), or other income derived with respect to the Fund’s business of investing in such stock or securities (the “90% Income Test”); and

•diversify the Fund’s holdings so that at the end of each quarter of the taxable year:
•at least 50% of the value of the Fund’s assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of the Fund’s assets or more than 10% of the outstanding voting securities of the issuer; and
•no more than 25% of the value of the Fund’s assets is invested in (a) the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable Code rules, by the Fund and that are engaged in the same or similar or related trades or businesses or (b) the securities of one or more qualified publicly traded partnerships (the “Diversification Tests”).
A RIC is limited in its ability to deduct expenses in excess of its investment company taxable income. If the Fund’s expenses in a given taxable year exceed its investment company taxable income, the Fund may experience a net operating loss for that taxable year. However, a RIC is not permitted to carry forward net operating losses to subsequent taxable years and such net operating losses do not pass through to its shareholders. In addition, deductible expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, the excess of realized capital losses over realized capital gains) to offset its investment company taxable income, but may carry forward such net capital losses, and use them to offset future capital gains, indefinitely. In the event that a RIC were to experience an ownership change as defined under the Code, the capital loss carryforwards and other favorable tax attributes of the RIC, if any, may be subject to limitation. Due to these limits on deductibility of expenses and net capital losses, the Fund may for tax purposes have aggregate taxable income for several years that the Fund is required to distribute and that is taxable to shareholders even if such taxable income is greater than the net income the Fund actually earns during those taxable years.
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
Although the Fund does not presently expect to do so, the Fund may borrow funds and sell assets in order to make distributions to shareholders that are sufficient for the Fund to satisfy the Annual Distribution Requirement. However, the Fund’s ability to dispose of assets may be limited by (1) the illiquid nature of its portfolio and/or (2) other requirements relating to the Fund’s status as a RIC, including the Diversification Tests. If the Fund disposes of assets in order to meet the

Annual Distribution Requirement or the Excise Tax Avoidance Requirement, the Fund may make such dispositions at times that, from an investment standpoint, are not advantageous. Alternatively, although the Fund currently does not intend to do so, to satisfy the Annual Distribution Requirement, the Fund may declare a taxable dividend payable in the Fund’s Shares or cash at the election of each shareholder. In such case, for U.S. federal income tax purposes, the amount of the dividend paid in the Fund’s Shares will generally be equal to the amount of cash that could have been received instead of the Fund’s Shares. See "- Taxation of U.S. Shareholders" below for a discussion of the tax consequences to shareholders upon receipt of such dividends.
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
Failure to Qualify as a RIC
If the Fund failed to satisfy the 90% Income Test for any taxable year or the Diversification Tests for any quarter of a taxable year, the Fund might nevertheless continue to qualify as a RIC for such taxable year if certain relief provisions of the Code applied (which might, among other things, require the Fund to pay certain corporate-level U.S. federal taxes or to dispose of certain assets). If the Fund failed to qualify for treatment as a RIC and such relief provisions did not apply to the Fund, the Fund would be subject to U.S. federal income tax on all of its taxable income at regular corporate U.S. federal income tax rates (and the Fund also would be subject to any applicable state and local taxes), regardless of whether the Fund makes any distributions to shareholders. The Fund would not be able to deduct distributions to shareholders, nor would distributions to shareholders be required to be made for U.S. federal income tax purposes. Any distributions the Fund makes generally would be taxable to U.S. shareholders as ordinary dividend income and, subject to certain limitations under the Code, would be eligible for the 20% maximum rate generally applicable to individuals and other non-corporate U.S. shareholders, to the extent of the Fund’s current or accumulated earnings and profits. Subject to certain limitations under the Code, U.S. shareholders that are corporations for U.S. federal income tax purposes generally would be eligible for the dividends-received deduction. Distributions in excess of the Fund’s current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain.
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
If the Fund acquires shares in a passive foreign investment company (“PFIC”), the Fund may be subject to U.S. federal income tax on a portion of any “excess distribution” received on, or any gain from the disposition of, such shares even if the Fund distributes such income as a taxable dividend to shareholders. Additional charges in the nature of interest generally will be imposed on the Fund in respect of deferred taxes arising from any such excess distribution or gain. If the Fund invests in the shares of a PFIC and elects to treat the PFIC as a “qualified electing fund” under the Code (a “QEF”), in lieu of the foregoing requirements, the Fund will be required to include in income each year the Fund’s proportionate share of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed by the QEF. Alternatively, the Fund may be able to elect to mark its shares in a PFIC at the end of each taxable year to market; in this case, the Fund will recognize as ordinary income any increase in the value of such shares, and as ordinary loss any decrease in such value to the extent that any such decrease does not exceed prior increases in such value included in the Fund’s income. The Fund’s ability to make either election will depend on factors beyond the Fund’s control and is subject to restrictions which may limit the availability of the benefit of these elections. Under either election, the Fund may be required to recognize in a taxable year income in excess of any distributions the Fund receives from PFICs and any proceeds from dispositions of PFIC stock during that taxable year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of determining whether the Fund satisfies the Excise Tax Avoidance Requirement. See “– Taxation as a RIC” above.
Under Section 988 of the Code, gains or losses attributable to fluctuations in exchange rates between the time the Fund accrues income, expenses or other liabilities denominated in a foreign currency and the time the Fund actually collects such income or pay such expenses or liabilities are generally treated as ordinary income or loss. Similarly, gains or losses on foreign currency-denominated forward, futures, and option contracts, as well as certain other financial instruments, and the disposition of debt obligations denominated in a foreign currency, to the extent attributable to fluctuations in exchange rates between the acquisition and disposition dates, are also treated as ordinary income or loss.
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
Distributions
Distributions by the Fund (including distributions where shareholders can elect to receive cash or shares) generally are taxable to U.S. Shareholders as ordinary income or capital gains. Distributions of the Fund’s investment company taxable income will be taxable as ordinary income to U.S. shareholders to the extent of the Fund’s current or accumulated earnings and profits, whether paid in cash or shares. To the extent that such distributions paid by the Fund to non-corporate U.S. shareholders (including individuals) are attributable to dividends from U.S. corporations and certain qualified foreign corporations, such distributions (“Qualifying Dividends”) may be eligible for a reduced maximum U.S. federal income tax rate of 20%. In this regard, it is anticipated that the Fund’s distributions generally will not be attributable to dividends received by the Fund and, therefore, generally will not qualify for the 20% maximum rate applicable to Qualifying Dividends. Distributions of the Fund’s net capital gain (which is generally the Fund’s realized net long-term capital gains in excess of realized net short-term capital losses) properly designated by the Fund as “capital gain dividends” will be taxable to U.S. shareholders as long-term capital gains (currently taxable at a maximum U.S. federal income tax rate of 20% in the case of non-corporate U.S. shareholders (including individuals)), regardless of the U.S. shareholder’s holding period for his, her or its shares and regardless of whether paid in cash or shares. Distributions in excess of the Fund’s earnings and profits first will reduce a U.S. shareholder’s adjusted tax basis in such shareholder’s Shares and, after the adjusted tax basis is reduced to zero, will generally constitute capital gains to such U.S. shareholder.
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
Until and unless the Fund is treated as a publicly offered RIC as a result of either (1) its Shares collectively being held by at least 500 persons at all times during a taxable year, (2) its Shares being continuously offered pursuant to a public offering (within the meaning of Section 4 of the Securities Act) or (3) its Shares being treated as regularly traded on an established securities market, each U.S. Shareholder that is an individual, trust or estate will be treated as having received a dividend for U.S. federal income tax purposes from the Fund in the amount of such U.S. Shareholder’s allocable share of the management and incentive fees paid to the Adviser and certain of the Fund’s other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. Shareholder. Miscellaneous itemized deductions generally are deductible by a U.S. shareholder that is an individual, trust or estate only to the extent that the aggregate of such U.S. shareholder’s miscellaneous itemized deductions exceeds 2% of such U.S. shareholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under Section 68 of the Code.

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
Certain distributions reported by the Fund as Section 163(j) interest dividends may be treated as interest income by the U.S. shareholders for purposes of the tax rules applicable to interest expense limitations under the Code Section 163(j). Such treatment by the U.S. shareholders is generally subject to holding period requirements and other potential limitations, although the holding period requirements are generally not applicable to dividends declared by money market funds and certain other funds that declare dividends daily and pay such dividends on a monthly or more frequent basis. The amount that the Fund is eligible to report as a Section 163(j) dividend for a tax year is generally limited to the excess of the Fund’s business interest income over the Fund’s (i) business interest expense and (ii) other deductions properly allocable to the Fund’s business interest income.
Dispositions
A U.S. Shareholder generally will recognize taxable gain or loss if the U.S. Shareholder sells or otherwise disposes of his, her or its shares (except pursuant to a repurchase by the Fund, as described below). The amount of gain or loss will be measured by the difference between such shareholder’s adjusted tax basis in the shares sold and the amount of the proceeds received in exchange. Any gain or loss arising from such sale or disposition generally will be treated as long-term capital gain or loss if the U.S. Shareholder has held his, her or its shares for more than one year; otherwise, any such gain or loss will be classified as short-term capital gain or loss. However, any capital loss arising from the sale or disposition of shares held for six months or less will be treated as long-term capital loss to the extent of the amount of capital gain dividends received, or undistributed capital gain deemed received, with respect to such shares. In addition, all or a portion of any loss recognized upon a disposition of shares may be disallowed if other shares of the Fund are purchased (whether through reinvestment of distributions or otherwise) within 30 days before or after the disposition.
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
Taxation of Non-U.S. Shareholders
The following discussion applies only to Non-U.S. shareholders. Whether an investment in Shares of the Fund is appropriate for a Non-U.S. shareholder will depend upon that Shareholder’s particular circumstances. An investment in Shares of the Fund by a Non-U.S. shareholder may have adverse tax consequences to such Non-U.S. shareholder. Non-U.S. shareholders should consult their own tax advisers before investing in the Fund’s Shares.
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
Certain properly reported dividends are generally exempt from withholding of U.S. federal income tax where paid in respect of a RIC’s (i) “qualified net interest income” (generally, its U.S.-source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which the RIC or the non-U.S. shareholder are at least a 10% shareholder, reduced by expenses that are allocable to such income) or (ii) “qualified short-term capital gains” (generally, the excess of the RIC’s net short-term capital gain, other than short-term capital gains recognized on the disposition of U.S. real property interests, over the RIC’s long-term capital loss), as well as if certain other requirements are satisfied. Nevertheless, no assurance can be given as to whether any of the Fund’s distributions will be eligible for this exemption from withholding of U.S. federal income tax or, if eligible, will be reported as such by the Fund. Furthermore, in the case of the Fund’s Shares held through an intermediary, the intermediary may have withheld U.S. federal income tax even if the Fund reported the payment as an interest-related dividend or short-term capital gain dividend. Since the Fund’s Shares will be subject to significant transfer restrictions, and an investment in the Fund’s Shares will generally be illiquid, non-U.S. shareholders whose distributions on the Fund’s Shares are subject to withholding of U.S. federal income tax may not be able to transfer their Shares easily or quickly or at all.

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
Backup Withholding
A Non-U.S. Shareholder who is a non-resident alien individual, and who is otherwise subject to withholding of U.S. federal income tax, will be subject to information reporting and may be subject to backup withholding of U.S. federal income tax on taxable distributions unless the Non-U.S. Shareholder provides the applicable withholding agent with a U.S. nonresident withholding tax certificate (e.g., an IRS Form W-8BEN, IRS Form W-8BEN-E or an acceptable substitute form) or otherwise establishes an exemption from backup withholding.
Non-U.S. shareholders should consult their own tax advisers with respect to the U.S. federal income and withholding tax consequences, and state, local and non-U.S. tax consequences, of an investment in Shares of the Fund.
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
The United States Foreign Account Tax Compliance Act (“FATCA”) aims to combat tax evasion by U.S. tax residents using foreign accounts. Pursuant to the FATCA regime, the applicable withholding agent generally will be required to withhold 30% of U.S. source interest and dividends paid to (i) a non-U.S. financial institution (whether such financial institution is the beneficial owner or an intermediary) unless such non-U.S. financial institution agrees to verify, report and disclose its U.S. accountholders and meets certain other specified requirements or (ii) a non-financial non-U.S. entity (whether such entity is the beneficial owner or an intermediary) unless such entity certifies that it does not have any substantial U.S. owners or provides the name, address and taxpayer identification number of each substantial U.S. owner and such entity meets certain other specified requirements. Additionally, although FATCA withholding with respect to gross proceeds of a disposition of shares had been scheduled to begin on January 1, 2019, proposed regulations, which can be relied on until final regulations are issued, suspended such withholding indefinitely. If payment of this withholding tax is made, Non-U.S. shareholders that are otherwise eligible for an exemption from, or a reduction in, withholding of U.S. federal income taxes with respect to such dividends or proceeds will be required to seek a credit or refund from the IRS to obtain the benefit of such exemption or reduction. The Fund will not pay any additional amounts in respect to any amounts withheld.

Item 1A. Risk Factors
Investing in the Fund’s Shares involves a number of significant risks. Before you invest in the Fund’s Shares, you should be aware of various risks, including those described below. The risks set out below are not the only risks the Fund faces. Additional risks and uncertainties not presently known to the Fund or not presently deemed material by the Fund may also impair the Fund’s operations and performance. If any of the following events occur, the Fund’s business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, the Fund’s NAV could decline, and you may lose all or part of your investment. The risk factors described below are the principal risk factors associated with an investment in the Fund as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to the Fund.
Risks Relating to the Fund’s Business and Structure
Limited Operating History
The Fund has limited operating history upon which to evaluate the Fund’s performance. The performance of the Stone Point Credit Investment Team’s past portfolio investments associated with the funds managed by Stone Point (the “Stone Point Funds”) is not necessarily indicative of the results that will be achieved by the Fund. The Fund is subject to all of the business risks and uncertainties associated with any new business, including the risk that the Fund will not achieve its investment objective, or that the Fund will not qualify or maintain the Fund’s qualification to be treated as a RIC under Subchapter M of the Code, and that the value of any Shareholder’s investment could decline substantially. In addition, the 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to the other types of investment vehicles. For example, under the 1940 Act, BDC's are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private companies or thinly traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less from the time of the investment. The Adviser's and its affiliates' limited experience in managing a portfolio of assets under such constraints may hinder its ability to take advantage of attractive investment opportunities and, as a result, achieve the Fund's investment objective.
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
Dependence on Key Personnel and Adviser
The success of the Fund depends in substantial part on the experience and knowledge of the Adviser and its Investment Team. There can be no assurance that any individual will continue to be employed by the Adviser. The loss of key personnel could have a material adverse effect on the Fund.
Business and Regulatory Risks of Alternative Asset Investments
Legal, tax and regulatory changes could occur that may adversely affect the Fund at any time. The legal, tax and regulatory environment for BDCs and other vehicles that invest in alternative investments is evolving, and changes in the legislation or regulation and market perception of such vehicles, including changes to existing laws and regulations and increased criticism of the Fund, private credit, private equity and other sectors within the alternative asset industry by some politicians, government representatives, regulators and market commentators, may adversely affect the ability of the Fund to pursue its investment strategy, its ability to obtain leverage and financing and the value of investments held by the Fund. In recent years, market disruptions and the dramatic increase in the capital allocated to alternative investment strategies have led to increased governmental as well as self-regulatory scrutiny of the alternative investment fund industry in general, and certain legislation proposing greater regulation of the industry periodically is considered by the governing bodies of both U.S. and non-U.S. jurisdictions. It is impossible to predict what, if any, changes may be instituted with respect to the legislation or regulations applicable to the Fund, the Adviser, their respective affiliates, the markets in which they trade and invest, the shareholders or the counterparties with which they do business, or what other effect such legislation or regulations might have. There can be no assurance that the Fund, the Adviser or their respective affiliates will be able, for financial reasons or otherwise, to comply with future laws and regulations, and any regulations that restrict the ability of the Fund to implement its investment strategy could have a material adverse impact on the Fund’s portfolio. To the extent that the Fund or its investments are or may become subject to regulation by various agencies in the United States or other non-U.S. jurisdictions, certain costs of compliance will be borne by the Fund.
The SEC and other various U.S. federal, state and local agencies may conduct examinations and inquiries into, and bring enforcement and other proceedings against, the Fund, the Adviser or their respective affiliates. The Fund, the Adviser or their respective affiliates may receive requests for information or subpoenas from the SEC and other state, federal and non-U.S. regulators from time to time in connection with such inquiries and proceedings and otherwise in the ordinary course of business. These requests may relate to a broad range of matters, including specific practices of the Fund, the Adviser, the securities in which the Adviser invests on behalf of the Fund and/or clients, or industry-wide practices. Certain costs of any such increased reporting, registration and compliance requirements may be borne by the Fund and may furthermore place the Fund at a competitive disadvantage to the extent that the Fund or the Adviser is required to disclose sensitive business information.
New or Modified Laws or Regulations
The Fund and its portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, including those relating to taxation, as well as their interpretation, could change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, or in state or local government, as applicable, and new laws, regulations and interpretations could also come into effect. The effects of legislative and regulatory proposals directed at the financial services industry or affecting taxation, could negatively impact the operations, cash flows or financial condition of the Fund or its portfolio companies, impose additional costs on the Fund or its portfolio companies, intensify the regulatory supervision of the Fund or its portfolio companies or otherwise adversely affect the Fund's business or the business of the Fund's portfolio companies. In addition, if the Fund does not comply with applicable laws and regulations, it could lose any licenses that it then holds for the conduct of its business and could be subject to civil fines and criminal penalties. Any such new or changed laws or regulations could have a material adverse effect on the Fund's business, and political uncertainty could increase regulatory uncertainty in the near term.
In addition, there have been significant changes to United States trade policies, treaties and tariffs, and in the future there may be additional significant changes. These and any future developments, and continued uncertainty surrounding trade policies, treaties and tariffs, may have a material adverse effect on global economic conditions, inflation and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict the Fund's portfolio companies’ access to suppliers or customers, increase their supply-chain costs and expenses and could have material adverse effects on the Fund's business, financial condition and results of operations.
Competitive Nature of the Adviser’s Business
The business of identifying and structuring investments of the types contemplated by the Fund is highly competitive and involves a high degree of uncertainty. The Adviser expects to encounter competition from other entities having similar investment objectives, including other BDCs, private equity and credit funds, strategic industry acquirers, registered investment companies, specialty finance companies, banks, broker-dealers, investment partnerships and corporations, and other financial investors. Some of these competitors may have more relevant experience and contacts or better resources than the Adviser or may not be subject to the regulatory restrictions that the 1940 Act imposes on the Fund as a BDC and that the Code imposes on the Fund as a RIC. Such other investors may make competing offers for investment opportunities that are identified, and even after an agreement in principle has been reached with the board of directors or owners of an acquisition target, consummating the transaction will be subject to myriad uncertainties, only some of which are foreseeable or within the control of the Adviser. To the extent that the Adviser encounters competition with respect to the Fund’s investments, yields to shareholders may be reduced. In addition to competition from other investors, the availability of investment opportunities generally will be subject to market conditions as well as, in many cases, the prevailing regulatory or political climate.
Financial Services Industry Risks
Many financial services companies have asset and liability structures that are essentially monetary in nature and are directly affected by many factors, including domestic and international economic and political conditions, broad trends in business and finance, legislation and regulation affecting the national and international business and financial communities, monetary and fiscal policies, interest rates, inflation, currency values, market conditions, the availability and cost of short-term and long-term funding and capital, the credit capacity or perceived creditworthiness of customers and counterparties and the level and volatility of trading markets. Such factors can adversely impact financial institutions and their customers, suppliers, service providers and counterparties, all of whom are potential investment targets for the Fund. Moreover, the financial services industry is highly dependent on technology and communications and information systems, is exposed to many types of operational risks and operates in a highly regulated environment; each of these factors could have an adverse impact on financial institutions and their customers and counterparties.
Cyclicality
Certain sectors targeted by the Fund are cyclical and subject to significant fluctuation due to competition, the high level of government regulation, general economic conditions, the level of interest rates, the state of the public equity markets and other factors.The returns on the Fund’s investments may therefore be lower in certain periods. For example, the financial performance of credit-related investments, which includes both regulated institutions, such as depositories, as well as specialty finance and asset management investments, are susceptible to the cyclicality associated with the sector. Although an individual credit platform’s financial performance depends in part upon its own specific business characteristics, there are macroeconomic factors that could result in more benign or severe investment environments. The Fund is expected to continue to experience the effects of this cyclicality.
Systems Risk; Cyber Security Breaches and Identity Theft
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
Cybersecurity threats may involve unauthorized access to sensitive information, including, without limitation, information regarding the Adviser’s or the Fund’s investment activities, or could render data or systems unusable, any of which could result in significant losses. Any cybersecurity attacks against the Adviser, the Fund, or the Fund’s portfolio companies could lead to the loss of sensitive information essential to such entity’s operations, could have a material adverse effect on such entity’s reputations, financial positions or cash flows, could lead to financial losses from remedial actions or loss of business, or could lead to potential liability. Neither the Adviser nor the Fund control the cybersecurity plans and systems put in place by third-party service providers, and such third-party service providers may have limited indemnification obligations to the Adviser and the Fund, each of whom could be negatively impacted as a result. Breaches such as those involving covertly introduced malware, attempts to induce Stone Point Credit personnel (or third-party agents) to provide data or payments under false pretenses (e.g., via a falsified email), unauthorized release of confidential or otherwise protected information, including personal information relating to the Fund, and corruption of data, and other electronic security breaches could lead to disruptions in critical systems, potentially resulting in further harm and could require the Adviser, the Fund, or any such portfolio company to make a significant investment to fix or replace such systems. Cyberattacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on systems or websites, rendering them unavailable. If unauthorized parties gain access to such information and technology systems, they could be able to steal, publish, delete, or modify private and sensitive information. If the information and technology systems of the Adviser and the Fund and their respective service providers are compromised, become inoperable for extended periods of time or cease to function properly, the Adviser, the Fund, and/or their service providers may have to make a significant investment to fix or replace such systems. The failure of these systems and/or of disaster recovery plans for any reason could cause significant interruptions in the Adviser’s, the Fund’s, and/or a portfolio company’s operations and result in a failure to maintain the security, confidentiality, or privacy of sensitive data, including personal information relating to investors of the Fund (and their beneficial owners), material non-public information relating to, and the intellectual property and trade secrets of the Adviser, the Fund, and/or its portfolio companies. Such a failure or unauthorized disclosure of data could harm the Adviser, the Fund, and/or a portfolio company’s reputation, subject any such entity and their respective affiliates to legal claims, regulatory action, increased costs, financial losses, data privacy breaches or enforcement actions arising out of applicable privacy or other laws and adverse publicity and otherwise affect their business and financial performance. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means.
FOIA/Public Disclosure
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
Duties of the Adviser and the Shareholders’ Rights
The Adviser is engaged to provide the Fund (and not any individual shareholder) with portfolio management and certain administrative services. As such, and to the fullest extent permitted by law, none of the shareholders will have direct rights against the Adviser and the Adviser does not represent or owe any duty to any individual shareholder in the Fund in connection with its appointment to provide such services.
Interpretation of Governing Agreements and Legal Requirements
The governing and related documents of the Fund (the “Governing Agreements”) are detailed agreements that establish complex arrangements among the Adviser, the Fund and its investors, and other entities and individuals. Questions will arise from time to time under the Governing Agreements regarding the parties’ rights and obligations in certain situations, some of which the parties may not have considered while drafting and executing the Governing Agreements. In these instances, the applicable provisions of the Governing Agreements, if any, may be broad, general, ambiguous, or conflicting, and may permit more than one reasonable interpretation. At times, there may not be provisions directly applicable to the situation at hand. While the Fund will construe the provisions set forth in the Governing Agreements (including any “hedge clauses” discussed below) in good faith and in a manner consistent with its legal obligations, the interpretations it adopts may not necessarily be, and need not be, the most favorable interpretations for its shareholders.
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
Restrictions on Transfer and Withdrawal
The Shares have not been and may never be registered under the Securities Act and, unless so registered, may not be offered or sold except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. The Shares are illiquid investments for which there is not a secondary market, nor is it expected that any such secondary market will develop in the future. shareholders generally may not sell, assign or transfer their shares without prior written consent of the Board (unless the transfer is to an affiliate), which the Board may grant or withhold in its sole discretion. Shareholders must be prepared to bear the economic risk of an investment in the Fund for an indefinite period. The Fund is generally not able to issue or sell Shares at a price below NAV per share. The Fund may, however, sell Shares, or warrants, options or rights to acquire Shares, at a price below the then-current NAV per share of Shares, if the Board determines that such sale is in the Fund’s best interests, and if shareholders approve the sale. In any such case, the price at which the Fund’s securities are to be issued and sold may not be less than a price that, in the determination of the Board, closely approximates the market value of such securities (less any distributing commission or discount). If the Fund raises additional funds by issuing Shares or senior securities convertible into, or exchangeable for, Shares, then the percentage ownership of shareholders at that time will decrease, and shareholders may experience dilution.
No Right to Control the Fund’s Operations
Shareholders in the Fund will have no opportunity to control the day-to-day operations of the Fund, including investment and disposition decisions. In order to safeguard their limited liability from the liabilities and obligations of the Fund, shareholders must rely on the Adviser’s ability to identify, structure and implement investments consistent with the investment objectives and policies of the Fund.
Consequences of Default
Shareholders may be subject to significant adverse consequences in the event such a Shareholder defaults on its capital commitment to the Fund. In addition to losing its right to participate in future Drawdowns, a defaulting Shareholder may be forced to transfer its Shares to a third party for a price that is less than the NAV of such Shares. All purchases of Shares will generally be made at a per Share price equal to the NAV per Share as of the close of the last calendar month preceding the purchase or such other date determined by the Board.
Board Participation
Employees of the Adviser may serve as directors of some portfolio companies, including as a result of the Fund's obligation to offer significant managerial assistance to its portfolio companies, and, as such, may have duties to persons other than the Fund, including other shareholders of such portfolio companies. Although holding board positions may be important to the Fund’s investment strategy and may improve the Adviser’s management ability, board positions could impair the Fund’s ability to sell the relevant securities and/or loans when and upon the terms it wants, and may subject the Fund and the Adviser to claims they would otherwise not be subject to as an investor, including claims of breach of duty of loyalty, corporate waste, lender liability, securities claims and other director-related claims. See "Item 1A. Risk Factors - Risks Associated with Bankruptcy Cases".
Indemnification Obligations
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

Possibility of Fraud and Other Misconduct of Employees of the Adviser and Service Providers
Misconduct by employees of the Adviser, service providers and/or their respective affiliates could cause significant losses. Misconduct could include entering into transactions without authorization, the failure to comply with operational and risk procedures, including due diligence procedures, misrepresentations as to investments being considered by the Fund, the improper use or disclosure of confidential or material non-public information, which could result in litigation, regulatory enforcement or serious financial harm, including limiting the business prospects or future marketing activities of the Fund, and noncompliance with applicable laws or regulations (including in the workplace via inappropriate or unlawful behavior or actions directed to other employees) and the concealing of any of the foregoing. Such activities could result in reputational damage, litigation, business disruption and/or financial losses to the Fund. Stone Point has controls and procedures through which it seeks to minimize the risk of such misconduct occurring. However, no assurances can be given that Stone Point will be able to identify or prevent such misconduct.
Qualifying Assets
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
Status as Business Development Company
If the Fund does not maintain its status as a BDC, the Fund might be regulated as a closed-end investment company under the 1940 Act, which would subject it to substantially more regulatory restrictions and correspondingly decrease the Fund’s operating flexibility.
Emerging Growth Company Status
The Fund expects to qualify as an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of the Fund’s initial public offering of common equity securities, (ii) in which the Fund has total annual gross revenue of at least $1.235 billion, or (iii) in which the Fund is deemed to be a large accelerated filer, which means the market value of the Shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (b) the date on which the Fund has issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as the Fund remains an “emerging growth company,” it will likely take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act ("Section 404"). It is not possible to predict if prospective investors will find the Shares less attractive because the Fund will rely on some or all of these exemptions.
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

The Fund is a Public Entity
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
Exchange Act Filing Requirements
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
Internal Controls
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
RIC related Tax Risks
The Fund intends to elect to be treated, and intends to qualify annually thereafter, as a RIC under Subchapter M of the Code. To qualify for and maintain RIC tax treatment under the Code, the Fund must meet, amongst other requirements, requirements related to annual distributions, source of income and asset diversification. Failure to meet these requirements may result in the Fund having to dispose of certain investments quickly in order to prevent the loss of RIC status. If the Fund fails to qualify for or maintain RIC tax treatment for any reason and is subject to corporate federal income tax, the resulting corporate taxes could substantially reduce its net assets, the amount of income available for distribution, and the amount of its distributions. See “Material U.S. Federal Income Tax Considerations – Taxation as a RIC.”
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
Until and unless the Fund is treated as a publicly offered RIC as a result of either (1) its Shares collectively being held by at least 500 persons at all times during a taxable year, (2) its Shares being continuously offered pursuant to a public offering (within the meaning of Section 4 of the Securities Act) or (3) its Shares being treated as regularly traded on an established securities market, each U.S. Shareholder that is an individual, trust or estate will be treated as having received a dividend for U.S. federal income tax purposes from the Fund in the amount of such U.S. Shareholder’s allocable share of the management and incentive fees paid to the Adviser and certain of the Fund’s other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. Shareholder. For taxable years beginning before 2026, miscellaneous itemized deductions generally are not deductible by a U.S. Shareholder that is an individual, trust or estate. For taxable years beginning in 2026 or later, miscellaneous itemized deductions generally are deductible by a U.S. Shareholder that is an individual, trust or estate only to the extent that the aggregate of such U.S. Shareholder’s miscellaneous itemized deductions exceeds 2% of such U.S. Shareholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under Section 68 of the Code.
Phantom Income
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
Dividends in Shares
Although the Fund currently does not intend to do so, the Fund may declare a large portion of a dividend in Shares at the election of each Shareholder. An IRS Revenue Procedure allows a publicly offered RIC to distribute its own shares as a dividend for the purpose of fulfilling its distribution requirements, if certain conditions are satisfied. Among other things, the aggregate amount of cash available to be distributed to all shareholders is required to be at least 20% of the aggregate declared distribution. The Internal Revenue Service has also issued private letter rulings on cash/share dividends paid by RICs and real estate investment trusts where the cash component is limited to 20% of the total distribution if certain requirements are satisfied. Shareholders receiving such dividends will be required to include the full amount of the dividend (including the portion payable in shares) as ordinary income (or, in certain circumstances, long-term capital gain) to the extent of the Fund’s current and accumulated earnings and profits for federal income tax purposes. As a result, shareholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. It is unclear whether the Fund will be a publicly offered RIC and to what extent the Fund will be able to pay taxable dividends in cash and Shares (whether pursuant to IRS Revenue Procedure, a private letter ruling or otherwise).
Dividend Reinvestment
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
Certain ERISA Considerations
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
Investment Considerations
The assets of the Fund are invested in accordance with the investment objective and policies described in its registration statement. The fiduciary of an ERISA Plan (and not the Adviser) will be solely responsible for the ERISA Plan’s decision to invest in the Fund, including, without limitation, the role that an investment in the Fund would play in the ERISA Plan’s portfolio and whether an investment in the Fund is reasonably designed as part of the overall investment of the ERISA Plan’s assets.Accordingly, an authorized fiduciary of an ERISA Plan proposing to invest in the Fund should, in consultation with its own advisors, consider whether such investment is consistent with the terms of the ERISA Plan’s governing documents (including any investment guidelines) and applicable law. Neither the Adviser nor the Fund or any of their respective affiliates is responsible for determining, and none of them makes any representation regarding, whether the Fund’s Shares are an appropriate investment for Plans generally or any particular Plan.
Prohibited Transactions
Section 406 of ERISA and Section 4975 of the Code prohibit certain transactions involving the assets of Plans and certain persons, referred to as “parties in interest” under ERISA or “disqualified persons” under Section 4975 of the Code, having certain relationships to such Plans, unless a statutory or administrative exemption is applicable to the transaction. A purchase of the Fund’s Shares by an ERISA Plan having a relationship with the Adviser or the Fund, or any of their respective affiliates could, under certain circumstances, be considered a transaction prohibited under ERISA or Section 4975 of the Code.Accordingly, an authorized fiduciary of an investing Plan will be deemed to have represented and agreed, among other things, that the ERISA Plan’s purchase and holding of the Fund’s Shares are not and will not constitute or otherwise result in a non-exempt prohibited transaction. In addition, as discussed below, other issues under the rules governing prohibited transactions may arise to the extent that the assets of the Fund constitute “plan assets.”

Certain “Plan Asset” Considerations
U.S. Department of Labor regulations (as modified by Section 3(42) of ERISA (together, the “Plan Assets Regulation”)) describes when the assets of an entity are to be treated as “plan assets” for purposes of ERISA and Section 4975 of the Code. The Plan Assets Regulation provides that, if a “benefit plan investor” (as defined under the Plan Assets Regulation (“Benefit Plan Investor”)) acquires an “equity interest” in an entity, and if Benefit Plan Investors in the aggregate hold 25% or more of the value of any class of equity interests in the entity, the entity’s assets will be treated as “plan assets” for purposes of ERISA and Section 4975 of the Code, unless the Fund’s Shares constitute a “publicly-offered security” (as defined in the Plan Assets Regulation (“Publicly-Offered Security”)) or another exception under the Plan Assets Regulation applies.
In order to attempt to prevent the assets of the Fund from constituting “plan assets” for purposes of ERISA and/or Section 4975 of the Code, based upon representations from investors, the Fund will endeavor to restrict the sale and transfer of the Fund’s Shares to Benefit Plan Investors such that at all times less than 25% of the Fund’s Shares, as determined for purposes of the Plan Assets Regulation, will be held by Benefit Plan Investors and, therefore, the Fund’s assets will not be expected to constitute “plan assets” for purposes of ERISA or Section 4975 of the Code and the Adviser would not be expected to be considered a fiduciary under ERISA or Section 4975 of the Code with respect to investing ERISA Plans. In order to prevent Benefit Plan Investors from owning (or be at substantial likelihood of owning) 25% or more of any class of equity interest of the Fund, the Fund may also exercise its right to cause a compulsory withdrawal of Benefit Plan Investors. Notwithstanding any of the foregoing, if the Fund determines that the Shares can be considered a “publicly-offered security” for purposes of the Plan Assets Regulation, the Fund may thereupon decide to operate on the basis that its assets are not “plan assets” pursuant to the Publicly-Offered Security exception regardless of the number of Benefit Plan Investors owning the Shares.
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
Dilution
The Fund’s Declaration of Trust authorizes the issuance of unlimited number of Shares without requiring the approval of the shareholders. Shareholders will not have preemptive rights to purchase any Shares issued by the Fund in the future. The Board may elect to sell additional Shares in the future or issue equity interests in private offerings. To the extent the Fund issues additional equity interests at or below NAV, an existing shareholder’s percentage ownership interest in the Fund may be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of the Fund’s investments, shareholders may also experience dilution in the book value and fair value of their Shares.
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
All distributions declared in cash payable to Shareholders that are participants in the DRIP will generally be automatically reinvested in Shares unless the investor opts out of the plan. As a result, Shareholders who opt out of participating in the DRIP may experience accretion to the NAV of their shares if the Fund’s Shares are trading at a premium to NAV and dilution if the Fund’s Shares are trading at a discount to NAV. The level of accretion or discount would depend on various factors, including the proportion of Shareholders who participate in the DRIP, the level of premium or discount at which Shares are trading and the amount of the distribution payable to Shareholders.

Net Asset Value
The NAV and liquidity, if any, of the market for Shares may be significantly affected by numerous factors, some of which are beyond the Fund’s control and may not be directly related to the Fund’s operating performance. These factors include any, or a combination of any, of the following:
•changes in the value of the Fund’s portfolio of investments and derivative instruments as a result of changes in market factors, such as interest rate shifts, and also portfolio specific performance, such as portfolio company defaults, among other reasons;
•changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;
•loss of RIC tax treatment or BDC status;
•distributions that exceed the Fund’s net investment income and net income as reported according to U.S. generally accepted accounting principles (“GAAP”);
•changes in earnings or variations in operating results;
•changes in accounting guidelines governing valuation of the Fund’s investments;
•any shortfall in revenue or net income or any increase in losses from levels expected by the shareholders;
•departure of the Adviser or certain of its key personnel;
•general economic trends and other external factors; and
•loss of a major funding source.
Preferred Shares
The Board is authorized to issue preferred shares in one or more series without Shareholder approval, which could potentially adversely affect the interests of existing shareholders.
The Fund cannot assure shareholders that the issuance of preferred shares, debt securities and/or convertible debt securities would result in a higher yield or return to the holders of Shares. The issuance of preferred shares, debt securities or convertible debt would likely cause the NAV of the Shares to become more volatile. If the dividend rate on the preferred shares, or the interest rate on the debt securities and/or the convertible debt securities, were to approach the net rate of return on the Fund’s investment portfolio, the benefit of such leverage to the holders of the Shares would be reduced. If the dividend rate on the preferred shares, or the interest rate on the debt securities and/or convertible debt securities, were to exceed the net rate of return on the Fund’s portfolio, the use of leverage would result in a lower rate of return to the holders of Shares than if the Fund had not issued the preferred shares, debt securities or convertible debt securities. Any decline in the NAV of the Fund’s investment would be borne entirely by the holders of Common Shares. Therefore, if the market value of the Fund’s portfolio were to decline, the leverage would result in a greater decrease in NAV to the holders of Shares than if the Fund was not leveraged through the issuance of preferred shares, debt securities or convertible debt securities.This decline in NAV would also tend to cause a greater decline in the market price, if any, for the Shares.
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
The 1940 Act requires that holders of shares of preferred shares must be entitled as a class to elect two trustees at all times and to elect a majority of the trustees if dividends on such preferred shares are in arrears by two years or more, until such arrearage is eliminated. In addition, certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred shares, including changes in fundamental investment restrictions and conversion to open-

end status and, accordingly, preferred shareholders could veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of Shares and preferred shares, both by the 1940 Act and by requirements imposed by rating agencies, might impair the Fund’s ability to maintain its tax treatment as a RIC for U.S. federal income tax purposes.
Unrealized Depreciation
Under Rule 2a‑5 of the 1940 Act, the Fund is required to carry investments at market value or, if no quotation is readily available, at the fair value as determined in good faith in accordance with procedures established by the Adviser, with such procedures approved by the Board. Pursuant to Rule 2a‑5, the Board has designated the Adviser as “Valuation Designee”. The Adviser, with the assistance of its Valuation Committee, subject to oversight by the Board, is responsible for determining the fair value of the Fund’s investments in accordance with valuation policies and procedures approved by the Board. Decreases in the market values or fair values of the Fund’s investments relative to amortized cost are recorded as unrealized depreciation. Any unrealized losses in the Fund’s portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to the Fund with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of the Fund’s income available for distribution in future periods. In addition, decreases in the market value or fair value of the Fund’s investments will reduce the Fund’s NAV.
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
Distributions
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
Responsible Investment Considerations
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
Share Repurchases and Cash Reserves.
There can be no assurance that any future share repurchases will occur, or, if they occur, that they will enhance shareholder value. In addition, any future share repurchases could have a material adverse effect on the business of the Fund for the following reasons:
•    Repurchases may not prove to be the best use of the Fund’s cash resources.

•    Repurchases will diminish the Fund’s cash reserves, which could impact its ability to finance future growth and to pursue possible future strategic opportunities.
•    The Fund may incur debt or other cash resources to repurchase Shares, which may affect the financial performance of the Fund’s business during future periods or its liquidity and the availability of capital for other needs of the business.
•    Repurchases may not be made at the best possible price and the market price of the Shares may decline below the levels at which the Fund repurchased Shares.
•    Any suspension, modification or discontinuance of any future share repurchase plan could result in a decrease in the trading price of the Shares.
•    Repurchases may make it more difficult for the Fund to meet the diversification requirements necessary to qualify for tax treatment as a RIC for U.S. federal income tax purposes; failure to qualify for tax treatment as a RIC would render taxable income subject to corporate-level U.S. federal income taxes.
•    Repurchases may cause non-compliance with covenants under the Fund’s financing agreements, which could have an adverse effect on the Fund’s operating results and financial condition.
Information Barriers
The Adviser currently operates without information barriers that some other firms implement to separate persons who make investment decisions from others who could possess material non-public information that could influence such decisions. To manage possible risks arising from the Adviser’s decision not to implement such barriers, the Adviser maintains policies and procedures, as described in the Fund's registration statement, and provides training to supervised persons with respect to conflicts of interest and how such conflicts are resolved under the Adviser’s policies and procedures. If any employee obtains material non-public information, the Fund may be restricted in acquiring or disposing of investments on behalf of the Fund and Other Sponsored Funds, which could impact the returns generated for the Fund. If Stone Point Capital acquires confidential or material non-public information, Stone Point Credit may be restricted in acquiring or disposing investments on behalf of their clients (and vice-a-versa), unless the Fund determines that an “information wall” is warranted. Notwithstanding the maintenance of policies and procedures, it is possible that the internal controls relating to the management of material non-public information could fail and result in the Fund buying or selling a security while the Adviser is in possession of material non-public information. Inadvertent trading while the Adviser is in possession of material non-public information could have adverse effects on the reputation of the Adviser and its affiliates, resulting in the imposition of regulatory or financial sanctions, and consequently, negatively impact Stone Point Credit’s ability to perform investment management services on behalf of the Fund. In addition, while the Fund currently operates without information barriers, the Fund could be required by certain regulations, or decide that it is advisable, to establish information barriers. In such event, Stone Point’s ability to operate as an integrated platform could change, which would limit Stone Point Credit to managing the investments of the Fund and Other Sponsored Funds in the way it currently manages investments.
Risks Relating to the Private Offering
Non-Diversified Investment Company
The Fund intends to operate as a non-diversified investment company within the meaning of the 1940 Act, which means that the Fund will not be limited by the 1940 Act with respect to the proportion of its assets that it may invest in a single issuer.However, the Fund from time to time in the future may be considered a diversified management investment company within the meaning of the 1940 Act. Beyond the asset diversification requirements associated with the Fund’s qualification as a RIC for U.S. federal income tax purposes, the Fund does not have fixed guidelines for diversification. While the Fund is not targeting any specific industries, its investments may be focused on relatively few industries. To the extent that the Fund holds large positions in a small number of issuers, or within a particular industry, the Fund’s NAV may be subject to greater fluctuation. The Fund may also be more susceptible to any single economic or regulatory occurrence or a downturn in particular industry.
Difficulty of Locating Suitable Investments
There can be no assurance that there will be a sufficient number of suitable investment opportunities satisfying the investment objectives of the Fund to enable the Fund to invest all of its committed capital, or that such investment opportunities will lead to completed investments by the Fund. Identification of attractive investment opportunities is difficult and the availability of investment opportunities generally will be subject to market conditions and the prevailing regulatory and economic climate.
Co-investment with Third Parties
The Fund may co-invest in portfolio companies with third parties (including Stone Point Credit and certain of its affiliates) through partnerships, joint ventures or other arrangements. Such investments may involve risks not present in investments where a third party is not involved, including the possibility that a third party co-venturer or partner may at any time have economic or business interests or goals that are inconsistent with those of the Fund or may be in a position to take action contrary to the Fund’s investment objectives or may default on its obligations. In addition, the Fund may under certain circumstances be liable for actions of their third-party co-venturers or partners.
The Fund may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without the prior approval of the Independent Trustees and, in some cases, the prior approval of the SEC. The Order permits the Fund to co-invest alongside other funds/vehicles managed by the Adviser or certain of its affiliates, or alongside the Adviser or certain of its affiliates in a principal capacity, in a manner consistent with the Fund’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. The Order further provides that, in connection with any co-investment transaction, the Fund will receive its pro rata share of any transaction fees, based on its relative share of the amount invested or committed, as applicable, in the transaction. The Adviser’s investment allocation policy seeks to ensure equitable allocation of investment opportunities between the Fund and other Credit Funds and certain affiliates of the Adviser. While an affiliated broker-dealer or other financial affiliate (“Financial Affiliate”) of the Adviser from time to time may be permitted, subject to the terms of the Order, to participate as principal in a co-investment transaction in which the Fund also participates, in no event will the Financial Affiliate acquire any such investment at a price more favorable than that offered to the Fund. As a result of the exemptive relief, there could be significant overlap in the Fund’s investment portfolio and the investment portfolio of other Credit Funds that could avail themselves of the exemptive relief.
In situations when co-investment with other Credit Funds is not permitted under the 1940 Act and related rules, existing or future staff guidance, or the terms and conditions of the Order, the Adviser and/or its affiliates will need to decide which client or clients will proceed with the investment.
Minority Investments
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
Follow-On Investments
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
Limitations on Leverage
The Fund may, subject to the limitations described below, incur leverage in connection with its operations, collateralized by its assets and/or capital commitments. The amount of leverage that the Fund employs will depend on the Adviser’s and the Board’s assessment of market and other factors at the time of any proposed borrowing. The use of leverage by the Fund may have important consequences to the shareholders, including, but not limited to, the following: (a) greater fluctuations in the NAV of the Fund; (b) use of cash flow for debt service and related costs and expenses, rather than for additional investments, distributions or other purposes; (c) increased interest expense if interest rate levels were to increase significantly; (d) limitation on the flexibility of the Fund to make distributions to the shareholders (and investors should specifically note in this regard that, for the avoidance of doubt, in connection with one or more credit facilities entered into by the Fund, distributions to the investors may be subordinated to payments required in connection with any indebtedness contemplated thereby); (e) in certain circumstances, the Fund may be required to dispose of investments at a loss or otherwise on unattractive terms in order to service its debt obligations or meet its det covenants; (f) the amount and timing of contributions and distributions to shareholders may be affected in a manner that may have potentially adverse consequences to shareholders; (g) result in lower multiples of cost (but enhanced internal rates of return) for equity investments; and (h) in the case of certain tax-exempt entities, tax on unrelated business taxable income in respect of acquisition indebtedness. There can be no assurance that the Fund will have sufficient cash flow to meet its debt service obligations. As a result, the Fund’s exposure to losses may be increased due to the illiquidity of its investments generally.
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
In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 200% (or 150% if certain conditions are met) after such borrowing. As a result of complying with the requirements set forth in Section 61 of the 1940 Act, the Fund is able to borrow such amounts such that the Fund's asset coverage ratio is at least 150%, rather than 200%. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets the Fund holds, the Fund may raise $200 from borrowing and issuing senior securities as compared to $100 from borrowing and issuing senior securities for every $100 of assets under the 200% asset coverage. If this ratio declines below 150%, the Fund cannot incur additional debt and could be required to sell a portion of its investments to repay some indebtedness when it may be disadvantageous to do so. This could have a material adverse effect on the Fund’s operations, and the Fund may not be able to service its debt or make distributions.
In addition, as market conditions permit, the Fund may securitize its loans to generate cash for funding new investments. To securitize loans, the Fund may create a wholly owned subsidiary, contribute a pool of loans to the subsidiary and have the subsidiary issue primarily investment grade debt securities to purchasers who would be expected to be willing to accept a substantially lower interest rate than the loans earn. Any such subsidiary will include entities that engage in investment activities in securities or other assets that are primarily controlled by the Fund. The Fund will comply with the provisions of Section 61 under the 1940 Act governing capital structure and leverage on an aggregate basis with a subsidiary so that the Fund treats the Subsidiary's debt as its own. Each subsidiary will comply with the provisions of Section 57 under the 1940 Act relating to affiliated transactions and custody.
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
Hedging Policies/Risks
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
Derivatives and Financial Commitment Transactions
The Fund may invest in derivatives and other assets that are subject to many of the same types of risks related to the use of leverage. Rule 18f‑4 under the 1940 Act governs the use of derivatives, (defined to include any swap, security-based swap, futures contract, forward contract, option or any similar instrument) as well as financial commitment transactions (defined to include reverse repurchase agreements, short sale borrowings and any firm or standby commitment agreement or similar agreement) by BDCs. Under Rule 18f‑4, the Fund is required to trade derivatives and other transactions that create future payment or delivery obligations (except reverse repurchase agreements and similar financing transactions) subject to a value-at-risk (“VaR”) leverage limit and certain derivatives risk management program and reporting requirements. Generally, these requirements apply unless the Fund satisfies a “limited derivatives users” exception that is included in Rule 18f‑4. Under Rule 18f-4, when the Fund trades reverse repurchase agreements or similar financing transactions, including certain tender option bonds, it needs to aggregate the amount of indebtedness associated with the reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness when calculating the Fund’s asset coverage ratio or treat all such transactions as derivatives transactions. Reverse repurchase agreements or similar financing transactions aggregated with other indebtedness do not need to be included in the calculation of whether the Fund satisfies the limited derivatives users exception, but for funds subject to the VaR testing requirement, reverse repurchase agreements and similar financing transactions must be included for purposes of such testing whether treated as derivatives transactions or not. These requirements may limit the ability of the Fund to use derivatives, short sales, and reverse repurchase agreements and similar financing transactions as part of its investment strategies. These requirements may increase the cost of the Fund’s investments and cost of doing business, which could adversely affect investors.
The Fund has adopted policies and procedures in compliance with Rule 18f‑4. The Fund expects to qualify as a “limited derivatives user.” Future legislation or rules may modify how the Fund treats derivatives and other financial arrangements for purposes of the Fund’s compliance with the leverage limitations of the 1940 Act. Future legislation or rules may modify how leverage is calculated under the 1940 Act and, therefore, may increase or decrease the amount of leverage currently available to the Fund under the 1940 Act, which may be materially adverse to the Fund and the Fund’s investors.
Portfolio Company Management
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
Operating and Financial Risks of Portfolio Companies
Companies in which the Fund invests could deteriorate as a result of, among other factors, an adverse development in their business, a change in the competitive environment, or an economic downturn. As a result, companies which the Fund expects to be stable may operate, or expect to operate, at a loss or have significant variations in operating results, may require substantial additional capital to support their operations or to maintain their competitive position, or may otherwise have a weak financial condition or be experiencing financial distress. In some cases, the success of the Fund’s investment strategy will depend, in part, on the ability of the Fund to restructure and/or effect improvements in the operations of a portfolio company. The activity of identifying and implementing restructuring programs and operating improvements at portfolio companies entails a high degree of uncertainty. There can be no assurance that the Fund will be able to successfully identify and implement such restructuring programs and improvements.
Projections and Third-Party Reports
The Fund will generally make investments based on projections of the operating results of portfolio companies, the market environment and views/assumptions on default rates, recoveries, interest rate movements and technical market factors. Projected operating results will normally be based primarily on the guidance of the company’s management and be justified by the Adviser’s judgments or third-party advice and reports. In all cases, projections are only estimates of future results that are based upon assumptions made at the time that the projections are developed. There can be no assurance that the projected results will be achieved and actual results may vary significantly from the projections. General economic, natural and other conditions, which are not predictable, can have an adverse impact on the reliability of such projections.
Risks Relating to the Fund’s Investments
Interest Rates
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

A reduction in interest rates on new investments relative to interest rates on current investments could have an adverse impact on the Fund’s net investment income. However, an increase in interest rates could decrease the value of any investments which earn fixed interest rates and also could increase the Fund’s interest expense, thereby decreasing the Fund’s net income. Also, an increase in interest rates available to investors could make an investment in shares of Shares less attractive if the Fund is not able to increase its dividend rate, which could reduce the value of the Shares. Further, rising interest rates could also adversely affect the Fund’s performance if such increases cause its borrowing costs to rise at a rate in excess of the rate that the Fund’s investments yield.
An increase in interest rates would make it more expensive to finance the Fund's investments and to refinance our current financing arrangements. In addition, certain financing arrangements of the Fund provide for adjustments in the loan interest rate along with changes in market interest rates. Therefore, in periods of rising interest rates, to the extent the Fund borrows money subject to a floating interest rate, the Fund’s cost of funds would increase, which could reduce the Fund’s net investment income. Further, rising interest rates could also adversely affect the Fund’s performance if it holds investments with floating interest rates, subject to specified minimum interest rates (such as an applicable reference rate floor), while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may increase the Fund’s interest expense, even though its interest income from investments is not increasing in a corresponding manner as a result of such minimum interest rates.
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
Risks Related to Investments in Loans
The Fund invests primarily by making loans, either through primary issuances or in secondary transactions, including potentially on a syndicated basis (i.e., through the use of derivatives, participations or assignments). The value of such loans may be detrimentally affected to the extent a borrower defaults on its obligations. There can be no assurance that the value assigned by the Fund to collateralize an underlying loan can be realized upon liquidation, nor can there be any assurance that any such collateral will retain its value. Furthermore, circumstances could arise (such as in the bankruptcy of a borrower) that could cause the Fund’s security interest in the loan’s collateral to be invalidated. Also, much of the collateral will be subject to restrictions on transfers intended to satisfy securities regulations, which will limit the number of potential purchasers if the Fund intends to liquidate such collateral. The amount realizable with respect to a loan may be detrimentally affected if a guarantor, if any, fails to meet its obligations under a guarantee. Finally, there may be a monetary, as well as a time, cost involved in collecting on defaulted loans and, if applicable, taking possession of various types of collateral.
Investments in Privately Held Companies
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
Investments in Private and Middle-Market Companies
Investments in private and middle-market companies involve a number of significant risks. Generally, little public information exists about these companies, and the Fund will rely on the ability of the Adviser’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If the Adviser is unable to uncover all material information about these companies, it may not make a fully informed investment decision, and the Fund may lose money on its investments. Middle-market companies generally have less predictable operating results and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. Middle-market companies may have limited financial resources, may have difficulty accessing the capital markets to meet future capital needs and may be unable to meet their obligations under their debt securities held by the Fund, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of the Fund realizing any guarantees it may have obtained in connection with its investment. In addition, such companies typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. Additionally, middle-market companies are more likely to depend on the management talents and efforts of a small group of persons. Therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on a portfolio company and, in turn, on the Fund. Middle-market companies also may be parties to litigation and may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence. In addition, the Fund’s executive officers, trustees and the Adviser may, in the ordinary course of business, be named as defendants in litigation arising from the Fund’s investments in the portfolio companies.
Investments in Publicly Traded Companies
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
Investments in the Health Care Sector
The Fund could make investments in the health care sector. Investing in health care companies involves substantial risks, including, but not limited to, the following: limited operating histories and limited experience instituting compliance policies, rapidly changing technologies and the obsolescence of products, change in government policies and governmental investigations, potential litigation alleging negligence, products liability torts, breaches of warranty, intellectual property infringement and other legal theories, extensive and evolving government regulation, disappointing results from preclinical testing, indications of safety concerns, insufficient clinical trial data to support the safety or efficacy of the product candidate, difficulty in obtaining all necessary regulatory approvals in each proposed jurisdiction, inability to manufacture sufficient quantities of the product candidate for development or commercialization in a timely or cost-effective manner, and the fact that, even after regulatory approval has been obtained, the product and its manufacturer are subject to continual regulatory review, and any discovery of previously unknown problems with the product or the manufacturer could result in restrictions or recalls. Each of these risks could have a material adverse effect on the direct and indirect investments of the Fund.
Investments in the Software and Technology Sectors
The Fund will make investments in the software and technology sectors and a downturn in such sectors could significantly impact the aggregate returns the Fund realizes on such investments. For example, portfolio companies in the software sector are subject to a number of risks. The revenue, income (or losses) and valuations of software and other technology-related companies can and often do fluctuate suddenly and dramatically. In addition, because of rapid technological change, the average selling prices of software products have historically decreased over their productive lives. As a result, the average selling prices of software offered by the Fund’s portfolio companies may decrease over time, which could adversely affect their operating results and, correspondingly, the value of any securities that the Fund may hold. Additionally, companies operating in the software sector are subject to vigorous competition, changing technology, changing client and end-consumer needs, evolving industry standards and frequent introductions of new products and services. The Fund’s portfolio companies in the software sector could compete with companies that are larger and could be engaged in a greater range of businesses or have greater financial, technical, sales or other resources than our portfolio companies do. The Fund’s portfolio companies could lose market share if their competitors introduce or acquire new products that compete with their software and related services or add new features to existing products. Any deterioration in the results of the Fund’s portfolio companies due to competition or otherwise could, in turn, materially adversely affect the Fund’s business, financial condition and results of operations.
Investments in the Financial Services Sector
The Fund will make investments in the financial services sector. Investing in financial services sector companies involves substantial risk, including the effects of changes in interest rates on the profitability of financial services companies, the rate of corporate and consumer debt defaults, price competition, other financial commitments, product lines and other operations and recent ongoing changes in the financial services sector (including consolidations, development of new products and changes to the sector’s regulatory framework). The Fund’s investments in portfolio companies in the financial services sector also include risks related to market uncertainty, additional or changing government regulations, disclosure requirements, limits on fees, increasing borrowing costs or limits on the terms or availability of credit to such portfolio companies, and other regulatory requirements, each of which may impact the conduct of such portfolio companies. Compliance with changing regulatory requirements will likely impose staffing, legal, compliance and other costs, and administrative burdens upon the Fund’s investments in portfolio companies in the financial services sector.
Investments in the Business Services Sector
The Fund will make investments in the business services sector. Portfolio companies in the business services sector are subject to many risks, including the negative impact of regulation, changing technology, a competitive marketplace and difficulty in obtaining financing. Portfolio companies in the business services industry must respond quickly to technological changes and understand the impact of these changes on customers’ preferences. Adverse economic, business, or regulatory developments affecting the business services sector could have a negative impact on the value of the Fund’s investments in portfolio companies operating in this industry, and therefore could negatively impact the Fund’s business and results of operations.
Foreign Investments
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
Difficulties Upon Exit
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

Risks of Investing in a Credit Vehicle
In addition to the foregoing risks, investing in the Fund presents certain risks, including, but not limited to, risks associated with: credit, investments in loans, “higher-yielding” debt securities, stressed and distressed investments, investments in public companies, credit ratings, prepayment, and interest rates.
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
Credit Risk
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
Risks Related to Loan Prepayments
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

Risks Associated with Covenant-Lite Loans
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
Potential Material and Adverse Effects of Market Conditions on Debt and Equity Capital Markets
From time to time, capital markets may experience periods of disruption and instability. For example, from 2008 to 2009, the global capital markets were unstable as evidenced by the lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the repricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the U.S. federal government and various foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While market conditions have improved from the beginning of the disruption, there have been recent periods of volatility, such as during the coronavirus pandemic (“COVID‑19”), and there can be no assurance that adverse market conditions will not repeat themselves in the future. If these adverse and volatile market conditions continue, the Fund and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital in order to grow. Equity capital may be particularly difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, the Fund is generally not able to issue additional Shares at a price less than NAV per Share without first obtaining approval for such issuance from shareholders and the Fund’s Independent Trustees.
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
Use of Expert Networks and Data Analytics
In connection with the evaluation of potential investment opportunities, the Adviser engages expert networks and uses data analytics, including data provided by third-party vendors. The Adviser seeks to avoid inadvertently obtaining confidential information from expert networks and data analytics and has therefore implemented policies and procedures to mitigate the risk that the use of expert networks (in the case of Stone Point Credit) or data analytics could result in the receipt of confidential information by investment professionals. However, because the Adviser’s business operates on an integrated platform without information barriers, if such controls fail and an investment professional obtains material nonpublic information, the Adviser could be restricted in acquiring or disposing of investments on behalf of the Fund, which could impact the returns generated for the Fund.

Economic Recessions or Downturns
The risks associated with the Fund’s and its portfolio companies’ businesses are more severe during periods of economic slowdown or recession. In recent years, the market has experienced periods of economic slowdown and in some instances, contraction, as countries and industries around the globe grappled with the short- and long-term economic impacts of elevated inflation, supply chain challenges, labor shortages, high interest rates, foreign currency exchange volatility, the COVID-19 pandemic and volatility in global capital markets.
Many of the Fund’s portfolio companies may be susceptible to economic recessions or downturns and may be unable to repay the Fund’s debt investments during these periods. Therefore, the Fund’s non-performing assets are likely to increase, and the value of the Fund’s portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing the Fund’s senior secured debt. A prolonged recession may further decrease the value of such collateral and result in losses of value in the Fund’s portfolio and a decrease in the Fund’s revenues, net income and NAV. Certain of the Fund’s portfolio companies may also be impacted by tariffs or other matters affecting international trade. Unfavorable economic conditions also could increase the Fund’s funding costs, limit the Fund’s access to the capital markets or result in a decision by lenders not to extend credit to the Fund on terms it deems acceptable. These events could prevent the Fund from increasing investments and adversely affect the Fund’s operating results.
A portfolio company’s failure to satisfy financial or operating covenants imposed by the Fund or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its assets representing collateral for its obligations, which could trigger cross defaults under other agreements and jeopardize the Fund’s portfolio company’s ability to meet the Fund’s obligations under the debt investments that it holds and the value of any equity securities it owns. The Fund may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company.
Trading Risk
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
Trade Settlement
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
Investments in Securitizations, Asset-Backed Securities and other Structured Investments
The Fund may invest in securitizations, which are generally limited recourse obligations payable solely from the underlying assets (“Securitization Assets”) of the issuer or proceeds thereof. Consequently, holders of equity or other securities issued by such securitization vehicles (“Collateralized Securities”) must rely solely on cash flows from the Securitization Assets for payment in respect thereof. The Securitization Assets may include, without limitation, broadly-syndicated leveraged loans, middle-market bank loans, consumer receivables (i.e. credit card receivables, automobile loans, student loans), commercial receivables (i.e. small business loans, equipment leases), mortgages, corporate bonds, mezzanine debt and second-lien leveraged loans, among others, which are subject to liquidity, market value, credit, interest rate, reinvestment and certain other risks. The investment characteristics of Collateralized Securities differ from traditional debt securities. Among the major differences are that interest and principal payments are often made more frequently, for example monthly, and that the outstanding principal can generally be prepaid if the underlying Securitization Assets are repaid faster than scheduled or anticipated.

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
General Risk Factors
Market Risks
General economic conditions may affect the Fund’s activities. Interest rates, the price of securities and participation by other investors in the financial markets may also affect the value of securities purchased by and the number of investments made by the Fund.
Inflation Risks
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
Economic and Political Environment
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
Public Health Emergencies
Any public health emergency, including any outbreak of COVID - 19, SARS, H1N1/09 flu, avian flu, other coronavirus, Ebola or other existing or new epidemic diseases, or the threat thereof, could adversely impact global commercial activity and contribute to significant volatility in certain equity, debt, derivative, and commodities markets. Such outbreaks could negatively impact the Fund and its portfolio companies and could meaningfully affect the Fund’s ability to fulfill its investment objectives. In addition to these developments potentially having adverse consequences for certain portfolio companies and other issuers in or through which the Fund invests and the value of the Fund’s investments therein, the operations of Stone Point (including those relating to the Stone Point investment professionals) could be disrupted if any of its or its affiliates’ key personnel contracts COVID-19 and/or any other infectious disease. Any of the foregoing events could materially and adversely affect the Fund’s ability to source, manage and divest its investments and its ability to fulfill its investment objectives. Similar consequences could arise with respect to other comparable infectious diseases. The impact of a public health crisis, such as COVID-19 (or any future pandemic, epidemic or other similar outbreak of a contagious disease), is difficult to predict, which presents material uncertainty and risk with respect to the performance of the Fund.
Russo-Ukrainian Conflict
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
Middle East Conflict
The ongoing conflicts in the Middle East, including the involvement of the United States and other countries, as well as political and civil unrest related to the foregoing, have severe adverse effects on regional and global economic markets. It is difficult to predict the conflicts impact on global economic market conditions and, as a result, there is uncertainty and risk with respect to the Fund and its portfolio companies, and the ability of the Fund and its portfolio companies to achieve their investment objectives.
Risk of Conflicts
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
Data Privacy Regulation
The U.S. is in a period of active adoption and/or consideration of additional data privacy and cybersecurity laws. These include the California Consumer Privacy Act, effective since January 1, 2020, as amended by the California Privacy Rights Act, effective January 1, 2023 (the “CCPA”); the Virginia Consumer Data Privacy Act, enacted in 2021 and effective January 1, 2023; the New York SHIELD Act, aspects of which took effect on October 23, 2019 and March 21, 2020, respectively; a range of additional laws in effect in states, including Colorado, Connecticut, Delaware, Indiana, Iowa, Kentucky, Maryland, Minnesota, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Rhode Island, Tennessee, Texas, and Utah, as well as a range of proposed additional laws in other states; and a range of proposed additional laws at the federal level. The cumulative effects of the CCPA and other recently adopted laws, and active enforcement of existing privacy and consumer protection laws by the Federal Trade Commission and various state attorneys general – and the likely effect of additional laws that might be enacted – include an increased ability of individuals, relative to companies, to control the use of their personal information; increased obligations of companies to maintain the security of personal information; and increased exposure to fines or damages for companies that do not accord individuals their specified privacy rights, that experience data breaches, or that do not maintain reasonable security safeguards, procedures and practices. Companies may also be subject to purported class action and other litigation claims based on alleged violations of privacy laws. The Fund will endeavor to maintain systems that promote compliance with applicable laws, but there can be no assurance that these systems will be effective in mitigating the business impact of individuals’ increased privacy rights or in ensuring compliance with such laws. In the event of fines or damages due to noncompliance or alleged noncompliance with such data privacy and cybersecurity laws, or related expenses such as the cost of investigation or legal defense, there may be a business impact on the Fund.
Artificial Intelligence
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
Sanctions Laws
Economic sanction laws in the United States and other jurisdictions prohibit Stone Point and the Fund from transacting with certain countries, individuals, and companies. In the United States, the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) administers and enforces laws, Executive Orders and regulations establishing U.S. economic and trade sanctions, which prohibit, among other things, transactions with, and the provision of services to, certain foreign countries, territories, entities, and individuals. These types of trade sanctions significantly restrict or completely prohibit certain investment activities in regions outside the United States, and if the Fund or its portfolio companies were to violate any such laws or regulations, it could face significant legal and monetary penalties. Some of these regulations provide that penalties can be imposed on Stone Point and the Fund for the conduct of a portfolio company, even if such person has not violated any regulation.
Terrorism, Natural Disasters and Major Events
The threats of terrorist strikes, and the fear of prolonged global conflict have exacerbated volatility in the financial markets and caused consumer, corporate and financial confidence to weaken, increasing the risk of a “self-reinforcing” economic downturn. While new opportunities for investments in portfolio companies may arise in the insurance and reinsurance industries as a result of catastrophic events and financial market problems, the climate of uncertainty may have an adverse effect upon the portfolio companies in which the Fund makes investments. Economic and political uncertainty also increases the difficulty of modeling market conditions, which may reduce the accuracy of the Stone Point Credit’s financial projections. The performance of the portfolio companies in which the Fund makes investments may be affected by additional catastrophic events.
The performance of the portfolio companies in which the Fund invests may be affected by additional catastrophic events. A major disruption to the operations of the Fund and the portfolio companies in which the Fund invests as a result of force majeure events (including, without limitation, severe weather, earthquakes, landslides or other natural disasters, strikes or war or the outbreak of disease, epidemics or pandemics or any other serious public health concern, war, terrorism, labor strikes, major plant breakdowns, pipeline or electricity line ruptures, failure of technology, defective design and construction, accidents, demographic changes, government macroeconomic policies, social instability, etc.) may cause the Fund or its portfolio companies to suffer losses due to damage to the Fund or its portfolio companies’ operations as a result of any of the foregoing.
Banking Sector and Financial Markets Instability
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
Risks Associated with Bankruptcy Cases
Leveraged companies may experience bankruptcy or similar financial distress. The Fund may hold the debt securities of leveraged companies that may, due to the significant volatility of such companies, enter into bankruptcy proceedings. If one of the Fund’s portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which the Fund actually provided managerial assistance to that portfolio company or the Fund’s representative or the Adviser sat on the board of directors of such portfolio company, a bankruptcy court might re-characterize the Fund’s debt investment and subordinate all or a portion of the Fund’s claim to that of other creditors. For example, lenders in certain cases can be subject to lender liability claims for actions taken by them when they become too involved in the borrower’s business or exercise control over a borrower. It is possible that the Fund could become subject to a lender’s liability claim, including as a result of actions taken if the Fund renders significant managerial assistance to, or exercise control or influence over the board of directors of, the borrower.
Bankruptcy courts weigh equitable considerations when determining the recovery creditors may receive. As a result, it is difficult to predict with any certainty the situations in which the Fund’s legal rights may be subordinated to other creditors in a bankruptcy. Many of the events within a bankruptcy case are adversarial and often beyond the control of the creditors. While creditors generally are afforded an opportunity to object to significant actions, the Fund cannot assure investors that a bankruptcy court would not approve actions that may be contrary to the Fund’s interests. For example, in situations where a bankruptcy carries a higher degree of political or broader economic significance, the Fund’s recovery may be adversely affected.
The reorganization of a company can involve substantial legal, professional and administrative costs to a lender and the borrower. The administrative costs of a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. During the process, a company’s competitive position may erode, key management may depart and a company may not be able to invest adequately. In some cases, the debtor company may not be able to reorganize and may be required to liquidate assets. The debt of companies in financial reorganization will, in most cases, not pay current interest, may not accrue interest during reorganization and may be adversely affected by an erosion of the issuer’s fundamental value. Further, a bankruptcy filing by a company may adversely and permanently affect such company. If such bankruptcy proceeding is converted to a liquidation, the Fund’s value may not equal the liquidation value that was believed to exist at the time of investment.
Because the standards for classification of claims under bankruptcy law are vague, the Fund’s influence with respect to the class of securities or other obligations the Fund owns may be lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial and may impair the recovery of other creditors.
Because the effectiveness of the judicial systems in the countries in which the Fund may invest varies, the Fund (or any portfolio company) may have difficulty in foreclosing or successfully pursuing claims in the courts of such countries, as compared to the United States or other countries. Further, to the extent the Fund may obtain a judgment but is required to seek its enforcement in the courts of one of these countries in which the Fund invests, there can be no assurance that such courts will enforce such judgment. The laws of other countries often lack the sophistication and consistency found in the United States with respect to foreclosure, bankruptcy, corporate reorganization or creditors’ rights.

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
The Fund depends on and engages various third parties, including suppliers, vendors, and service providers, to operate its business. The Fund relies on the knowledge of information technology, legal and compliance personnel of the Adviser when identifying and overseeing risks from cybersecurity threats associated with our use of such entities.
Board Oversight of Cybersecurity Risks
The Board provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. The Board receives periodic updates from the Fund’s Chief Compliance Officer ("CCO") and Adviser’s Director of IT regarding the overall state of the Adviser’s cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and any cybersecurity incidents impacting the Fund.
Management’s Role in Cybersecurity Risk Management
The Adviser’s Director of IT and internal cybersecurity team are responsible for the cybersecurity program applicable to the Fund (including enterprise-wide cybersecurity strategy, policies, standards, engineering, architecture, and processes), and along with the Fund’s CCO, are responsible for assessing and managing material risks from cybersecurity threats that impact the Fund. The Adviser’s Director of IT has more than 25 years of experience advising on and managing risks from cybersecurity. The Adviser’s Director of IT works closely with Fund management to administrator, assess, discuss, and prioritize the Fund’s cybersecurity efforts. The Fund’s Chief Compliance Officer oversees the Fund’s oversight function generally and relies on the Adviser’s Director of IT to assist with assessing and managing material risks from cybersecurity threats. The Fund’s CCO has been responsible for this oversight function as CCO since his appointment and has worked in the financial services industry for more than 15 years, during which time the CCO has gained expertise in assessing and managing risk applicable to the Fund.
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

Item 2. Properties
The Fund does not own any real estate or other properties materially important to the Fund's operations or any of the Fund's subsidiaries. The Fund's headquarters are currently located at 20 Horseneck Lane, Greenwich, Connecticut 06830. The Fund believes that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.
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
The Fund’s Shares have not been registered under the Securities Act or the securities laws of any other jurisdiction. Accordingly, the Fund is offering the Shares only (1) to “accredited investors” (as defined in Rule 501 under the Securities Act) and (2) to non-U.S. persons outside the United States in compliance with Regulation S under the Securities Act, in reliance upon exemptions from the registration requirements of the Securities Act.
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
The Fund does not intend to unreasonably withhold its prior written consent to transfers by the Fund’s shareholders, the Fund may withhold its consent if any such transfer would have adverse tax, regulatory or other consequences. Additionally, to the extent the Fund approves any transfers or the foregoing restriction lapses, investors are subject to restrictions on resale and transfer associated with securities sold pursuant to Regulation D, Regulation S and other exemptions from registration under the Securities Act. Unless and until the Fund’s Shares were to become registered under the Securities Act, they may be transferred only in transactions that are exempt from registration under the Securities Act and the applicable securities laws of other jurisdictions.
Any transfers of the Fund’s Shares in violation of the foregoing provisions will be void, and any intended recipient of the Fund’s Shares will acquire no rights in such Shares and will not be treated as a shareholder for any purpose.
Shareholders
As of February 28, 2026, there were 160 holders of record of the Fund’s Shares.
Distributions
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
Discretionary Share Repurchase Program
Subject to market conditions and the discretion of the Board, we expect to continue to offer our discretionary share repurchase program, which is expected to provide a limited opportunity for our shareholders to have their shares of common stock repurchased, subject to certain restrictions and limitations, at a price which may reflect a discount from the purchase price paid for the shares being repurchased. See "Item 1. Business - Discretionary Share Repurchase Program".
Reports to Shareholders
We plan to furnish our shareholders with an annual report for each fiscal year ending December 31 containing financial statements audited by our independent public accounting firm. Additionally, we intend to continue to comply with the periodic reporting requirements of the Exchange Act.
Unregistered Sales of Equity Securities
Except as previously reported by the Fund on its current reports on Form 8‑K, the Fund did not sell any securities during the period covered by this Annual Report that were not registered under the Securities Act.
Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10‑K. Unless indicated otherwise, the “Fund,” “we,” “us,” and “our” refer to Stone Point Credit Income Fund, and the “Adviser” refers to Stone Point Credit Income Adviser LLC, an affiliate of Stone Point Capital LLC (“Stone Point Capital”) (together with the Adviser and their other affiliates, collectively, “Stone Point”).
Overview
We were formed as a statutory trust under the laws of the State of Delaware on June 24, 2024. We commenced investment operations on January 22, 2025 (the "Commencement of Operations"). We have elected to be treated as a BDC under 1940 Act, and intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code. As such, we will be required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets", source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.
As of December 31, 2025, we have called equity capital in the amount of $184,751,000. See “Subscriptions and Drawdowns” under “Financial Condition, Liquidity and Capital Resources” below for further details. Management anticipates calling additional equity capital for investment purposes through drawdowns in respect of capital commitments made by investors pursuant to private placements ("Private Offerings") of Shares.
Investment Objective and Strategy
Our investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Under normal market conditions, we generally invest at least 80% of our total assets (net assets plus borrowings for investment purposes) in private credit investments (loans, bonds, and other credit instruments that are issued in private offerings or issued by private companies) (the “80% Policy”). If we change the 80% Policy, we will provide shareholders with at least 60 days’ notice of such change. Under normal circumstances, we expect that the majority of its portfolio will be in privately originated and privately negotiated investments, predominantly direct lending to U.S. private companies through private credit.
We generally expect to invest in middle market companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $30.0 million and $250.0 million annually. Typical middle market senior loans may be issued by middle market companies in the context of leveraged buyouts, acquisitions, debt refinancings, recapitalizations, and other similar private credit transactions or a combination of the foregoing in seeking to achieve our investment objective. We may from time to time invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and syndicated loan markets. We have adopted a non-fundamental policy to invest, under normal market conditions, at least 75% of the value of our total assets (measured at the time of each such investment) in investments that are in the financial services, business services, software and technology or healthcare services sectors. The remaining 25% of the value of our total assets (measured at the time of each such investment) may be invested across a wide range of sectors.
Key Components of Our Results of Operations
Investments
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

Expenses
We do not currently have any employees and do not expect to have any employees. Our day-to-day investment operations are managed by the Adviser, and services necessary for our business, including the origination and administration of our investment portfolio, are provided by individuals who are employees of the Adviser, Administrator, and Sub-Administrator, pursuant to the terms of the Investment Advisory Agreement, Administration Agreement, and Sub-Administration Agreement. We will reimburse the Administrator for its allocable portion of expenses incurred by it in performing its obligations under the Administration Agreement, including its allocable portion of the cost of certain of our officers and their respective staff, and the Adviser for certain expenses under the Investment Advisory Agreement. We will also reimburse the Sub-Administrator for all reasonable expenses incurred in providing services in respect to us We bear our allocable portion of the compensation paid by Stone Point to our Chief Compliance Officer and Chief Financial Officer and their respective staff (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs). We bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (i) investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Investment Advisory Agreement; (ii) our allocable portion of overhead and other expenses incurred by Administrator and Sub-Administrator in performing their administrative obligations under the Administration Agreement and Sub-Administration Agreement, respectively, and (iii) all other expenses of its operations and transactions.
From time to time, the Adviser and the Administrator or its affiliates may pay third-party providers of goods or services. We will subsequently reimburse the Adviser or the Administrator, as applicable, for such amounts paid on our behalf. There is no contractual cap on the amount of reasonable costs and expenses for which the Adviser will be reimbursed.

Leverage
The amount of leverage that we employ will depend on the Adviser’s and the Board’s assessment of market and other factors at the time of any proposed borrowing. In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 200% (or 150% if certain conditions are met) after such borrowing. On September 30, 2024, the Adviser, as sole shareholder of the Fund, approved a proposal that, effective October 1, 2024, permits us to reduce our asset coverage ratio to 150%. As of December 31, 2025, our asset coverage ratio was 182%.
In any period, our interest expense will depend largely on the extent of our borrowing and we expect interest expense will increase as we increase our leverage over time within the limits of the 1940 Act. In addition, we may dedicate assets as collateral to financing facilities.

Financial and Operating Highlights

For the Period January 22, 2025 (Commencement of Operations) through December 31, 2025
Total investment income	$34,993,104
Total net expenses	15,832,398
Net investment income (loss)	19,160,706
Total net realized gains (losses)	329,661
Total net change in unrealized appreciation (depreciation)	(423,890)
Net increase (decrease) in net assets resulting from operations	$19,066,477
Per share information - basic and diluted:
Net investment income (loss)	$2.91
Net increase (decrease) in net assets resulting from operations	$2.89
Distributions declared per Share	$2.81

As of December 31, 2025
Consolidated balance sheet data
Cash and cash equivalents	$33,824,479
Investments at fair value	598,039,307
Total assets	636,196,461
Total debt (net of unamortized deferred financing costs)	340,608,437
Total liabilities	355,997,842
Total net assets	$280,198,619
Net asset value per share	$25.05
Other data
Number of portfolio companies	86
Distributions declared per Share	2.81
Total return based on net asset value[1]	12.1%
_________________________________
(1)Total return is based upon the change in NAV per Share between the opening and ending NAV per Share, assuming reinvestment of any distributions during the period. Total return is not annualized and does not include a sales load.
Selected Quarterly Financial Data (Unaudited)
The table below sets forth certain quarterly financial data from Commencement of Operations through December 31, 2025:

	Quarter Ended
	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Total investment income	$12,696,972	$10,150,201	$7,676,988	$4,468,943
Net investment income (loss)	6,776,681	5,833,026	4,179,271	2,371,728
Net realized gains (losses) and unrealized appreciation (depreciation)	(201,589)	214,088	175,094	(281,822)
Net increase (decrease) in net assets resulting from operations	6,575,092	6,047,114	4,354,365	2,089,906
Net investment income (loss) per Share	0.76	0.78	0.77	0.81
Basic and diluted earnings (loss) per Share	0.73	0.81	0.80	0.72
Net asset value per Share at end of quarter	25.05	25.09	25.06	25.03

Portfolio and Investment Activity
Our investment activity from Commencement of Operations through December 31, 2025, is presented below (information presented herein is at par value unless otherwise indicated).

For the Period January 22, 2025 (Commencement of Operations) through December 31, 2025
New investment commitments:
Total new investment commitments	$843,144,699

Principal amount of investments funded:
First lien loans	$603,288,062
Second lien loans	37,243,442
Unsecured notes	38,615,584
Total principal amount of investments funded	$679,147,088
Principal amount of investments sold or repaid:
First lien loans	$(48,720,487)
Second lien loans	(12,600,000)
Unsecured notes	(3,719,807)
Total principal amount of investments sold or repaid	$(65,040,294)
Number of new investment commitments in new and existing portfolio companies	117
Average new investment commitment amount in new and existing portfolio companies	$7,206,365
Percentage of new debt investment commitments at floating rates	97.8%
Percentage of new debt investment commitments at fixed rates	2.2%
Weighted average yield on funded debt and other income producing securities[1]	9.8%
Weighted average yield to maturity on investments sold or repaid during the period[1]	9.4%
________________________________________
(1)Weighted average yield to maturity is calculated by weighting the yield to maturity of each investment by its ending funded par amount. Yield to maturity is calculated inclusive of a portfolio company’s spread, reference rate floor (if any) or actual reference rate in effect and original issue discount through maturity and excludes any upfront fees.
As of December 31, 2025, we had 210 debt investments in 84 portfolio companies with an aggregate fair value of $594,510,036.

As of December 31, 2025, our investments consisted of the following:

	December 31, 2025
Investments:	Amortized Cost	Fair Value	Percent of Total Investments at Fair Value
First Lien Loans	$538,679,295	$537,572,790	89.9%
Second Lien Loans	24,460,213	24,615,597	4.1
Unsecured Notes	31,862,923	32,321,649	5.4
Preferred Equity	1,793,313	1,793,178	0.3
Common Equity	1,652,037	1,736,093	0.3
Total Investments	$598,447,781	$598,039,307	100.0%
The geographic composition of investments based on fair value as of December 31, 2025 was as follows:

December 31, 2025
U.S	93.5%
Non-U.S.	6.5
Total	100.0%
The industry composition of investments based on fair value as of December 31, 2025 was as follows:

December 31, 2025
Capital Markets	5.9%
Consumer Finance	2.1
Diversified Consumer Services	0.4
Financial Services	21.1
Health Care Providers & Services	16.2
Health Care Technology	2.3
Insurance	17.3
IT Services	0.8
Professional Services	16.9
Real Estate Management & Development	5.2
Software	10.5
Technology Hardware, Storage & Peripherals	1.3
Total	100.0%
The following table presents certain selected information regarding our investment portfolio as of December 31, 2025:

As of December 31, 2025
Number of debt investments	210
Number of debt investment in portfolio companies	84
Number of portfolio companies	86
Median EBITDA	$145,300,000
Percentage of performing debt bearing a floating rate	97.5%
Percentage of performing debt bearing a fixed rate	2.5%
Weighted average yield to maturity on debt and other income producing investments (at fair value)[1]	9.8%

________________________________________
1Weighted average yield to maturity is calculated by weighting the yield to maturity of each investment by its ending funded par amount. Yield to maturity is calculated inclusive of a portfolio company’s spread, reference rate floor (if any) or actual reference rate in effect and original issue discount through maturity and excludes any upfront fees.
The following table presents the maturity schedule of our debt investments based on fair value as of December 31, 2025:

	December 31, 2025
Maturity Year	Fair Value	Percentage of Portfolio
2026	$2,478,213	0.4%
2027	22,094,630	3.7%
2028	65,543,928	11.0%
2029	53,563,607	9.0%
2030	121,799,638	20.5%
2031	170,926,714	28.8%
2032	127,433,745	21.4%
2033	3,535,000	0.6%
2034	4,652,455	0.8%
2035	1,843,338	0.3%
2037	20,638,768	3.5%
Total	$594,510,036	100.0%
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
Typically, the Adviser receives financial reports detailing operating performance, sales volumes, margins, cash flows, financial position and other key operating metrics on a quarterly basis from portfolio companies. The Adviser will use this data, combined with the knowledge gained through due diligence of the company’s customers, suppliers, competitors, market research and other methods, to conduct an ongoing assessment of the company’s operating performance and prospects.
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

Investment Risk Rating	Description
1	The portfolio company is performing above expectations, and the business trends and risk factors for this investment since origination or acquisition are generally favorable.
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
The following table shows the composition of our portfolio investments on the Adviser’s internal performance rating scale:

	December 31, 2025
Investment Rating	Fair Value	Percentage of Portfolio
1	$124,502,638	20.8%
2	465,118,113	77.8%
3	8,418,556	1.4%
4	—	—%
5	—	—%
	$598,039,307	100.0%
The following table presents the amortized cost of our performing and non-accrual investments as of December 31, 2025:

	December 31, 2025
	Amortized Cost	Percentage
Performing	$598,447,781	100.0%
Non-accrual	—	—%
Total	$598,447,781	100.0%
The following table presents the fair value of our performing and non-accrual investments as of December 31, 2025:

	December 31, 2025
	Fair Value	Percentage
Performing	$598,039,307	100.0%
Non-accrual	—	—%
Total	$598,039,307	100.0%
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
Results of Operations
The following table presents the operating results from the Commencement of Operations through December 31, 2025:

For the Period January 22, 2025 (Commencement of Operations) through December 31, 2025
Total investment income	$34,993,104
Less: net expenses	15,832,398
Net investment income (loss)	19,160,706
Total net realized gains (losses)	329,661
Total net unrealized appreciation (depreciation)	(423,890)
Net increase (decrease) in net assets resulting from operations	$19,066,477
Investment Income
Total investment income consisted of interest income from non-controlled/non-affiliated investments, dividend income from non-controlled/non-affiliated investments, interest from cash and cash equivalents and fee income. From the Commencement of Operations through December 31, 2025, total investment income was comprised of the following:

For the Period January 22, 2025 (Commencement of Operations) through December 31, 2025
Interest income from investments from non-controlled/non-affiliated investments	$34,364,712
Dividend income from non-controlled/non-affiliated investments	81,687
Interest from cash and cash equivalents	390,304
Fee income from non-controlled/non-affiliated investments	156,401
Total investment income	$34,993,104
From Commencement of Operations through December 31, 2025, total investment income was $34,993,104, which was primarily a result of earning interest on our portfolio. As of December 31, 2025, the value of our funded portfolio, at par, was $609,538,473, and the weighted average yield on our portfolio was 9.8%. From Commencement of Operations through December 31, 2025, PIK income from investments was $626,753, which represented 1.8% of total investment income.

Expenses
Operating expenses from the Commencement of Operations through December 31, 2025 were as follows:

For the Period January 22, 2025 (Commencement of Operations) through December 31, 2025
Base management fees	$1,139,380
Interest and credit facility fees	13,791,598
Offering costs	609,829
Professional fees	2,641,470
Trustee fees	313,322
Insurance expenses	37,498
Total expenses before expense support	$18,533,097
Expense support reimbursement	$(2,700,699)
Net expenses	$15,832,398
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
From the Commencement of Operations through December 31, 2025, we incurred $848,125 of administrative overhead expenses, which was included on the Consolidated Statements of Operations as professional fees. From the Commencement of Operations through December 31, 2025, the Administrator elected not to waive any charges that would have been eligible for reimbursement under the terms of the Administration Agreement.
For the period ended December 31, 2025, total net expenses were $15,832,398, which were primarily a result of interest and credit facility fees and management fees. For the period ended December 31, 2025, the weighted average borrowing and interest rate on our Credit Facility was $207,355,567 and 6.4%, respectively. Since Commencement of Operations, management fees increased due to an overall increase in net assets.
Income Taxes, Including Excise Taxes
We intend to elect to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"), and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income, if any, for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieve us from corporate-level U.S. federal income taxes and excise tax to the extent of such distributions.

Net Realized Gains (Losses) and Unrealized Appreciation (Depreciation)
The following table summarizes our net realized gains and unrealized depreciation from the Commencement of Operations through December 31, 2025:

For the Period January 22, 2025 (Commencement of Operations) through December 31, 2025
Net realized gains (losses) and unrealized appreciation (depreciation)
Total net realized gains (losses)	$329,661
Total net unrealized appreciation (depreciation)	(423,890)
Net realized gains (losses) and unrealized appreciation (depreciation)	$(94,229)
From the Commencement of Operations through December 31, 2025, we had net realized gains on investments of $318,936.
The Adviser determines the fair value of our portfolio investments and any changes in fair value are recorded as unrealized appreciation or depreciation on a quarterly basis. For the period ended December 31, 2025, we had net unrealized depreciation on our investment portfolio of $408,474, as a result of decreases in fair value subsequent to acquisition of our debt investments. As of December 31, 2025, the fair value of our debt investments as a percentage of principal was 99.2%.
Financial Condition, Liquidity and Capital Resources
We intend to generate further cash from (1) future sales of our Shares and drawdowns of existing commitments, (2) cash flows from operations and (3) borrowings from banks or other lenders. We will seek to enter into bank debt, credit facility or other financing arrangements on at least customary market terms; however, we cannot assure you we will be able to do so.
Our primary use of cash will be for (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including paying the Adviser), (3) debt service of any borrowings and (4) cash distributions to the holders of our Shares.
Subscriptions and Drawdowns
Since the Commencement of Operations, we completed the following Share issuances:

Share Issuance Date	Number of Shares Issued	Proceeds
December 31, 2025	2,035,928	$51,000,000
December 1, 2025(1)	160,621	3,995,757
November 1, 2025(1)	305,442	7,637,016
October 1, 2025(1)	155,306	3,896,733
September 1, 2025(1)	1,524,498	38,171,911
August 1, 2025(1)	131,543	3,292,818
July 2, 2025	446,178	11,180,600
July 1, 2025(1)	13,868	347,520
June 30, 2025	564,249	14,139,285
June 1, 2025(1)	313,784	7,858,974
May 1, 2025(1)	608,121	15,212,518
April 2, 2025	30,460	762,420
April 1, 2025 (1)	6,170	154,449
March 31, 2025	852,090	21,328,576
March 1, 2025(1)	437,282	10,876,129
January 22, 2025	3,600,000	90,000,000

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
Debt
Credit Facility
On January 22, 2025, SPCIF Funding I LLC, a Delaware limited liability company and our wholly owned subsidiary (the “SPV”), entered into a senior secured credit facility (the “Credit Facility”) with JPMorgan Chase Bank, National Association (“JPM”) which, as of December 31, 2025, allowed us to borrow up to $500 million. The initial committed amount of the Credit Facility at closing is $250 million (“Effective Date Financing Commitment”), and after July 22, 2025 (“Scheduled Financing Commitment Increase Date”), subject to the satisfaction of applicable conditions, will increase in an amount equal to $250 million (“Scheduled Financing Commitment) for a total committed amount of $500 million. The SPV paid and will pay, as applicable, an unused commitment fee (a) with respect to the Effective Date Financing Commitment (as defined herein) of (i) initially, to but excluding April 22, 2025, 0.35% per annum, (ii) from April 22, 2025 to, but excluding October 22, 2025, 0.50% per annum, and (iii) from October 22, 2025 and thereafter, 0.60% per annum, on the average daily unused facility amount of each lender with respect to each tranche during the period from and including the date of the Credit Facility to but excluding the last day of January 22, 2029; and (b) with respect to the Scheduled Financing Commitment, (i) until the day that is three (3) months after the Scheduled Financing Commitment Increase Date, 0.35% per annum, (ii) for the period from the date described in the foregoing clause (i) to, but excluding, the date that is nine (9) months after such Scheduled Financing Commitment Increase Date, 0.50% per annum and (iii) thereafter, 0.60% per annum. As of December 31, 2025, the Credit Facility had an outstanding balance of $343,426,395. The Credit Facility is presented on the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance, totaling $340,608,437 as of December 31, 2025.
The following table shows our outstanding debt as of December 31, 2025:

	December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Amount Available (1)	Net Carrying Value(2)(3)
Credit Facility	$500,000,000	$343,426,395	$156,573,605	$340,608,437
Total	$500,000,000	$343,426,395	$156,573,605	$340,608,437
________________________________________
(1)The amount available may be subject to limitations related to the borrowing base under the Credit Facility (as defined below), outstanding letters of credit issued and asset coverage requirements.
(2)As of December 31, 2025, all of or outstanding debt was categorized as Level 3 within in the fair value hierarchy.
(3)As of December 31, 2025, we recorded $16,120 of unrealized translation loss on borrowings denominated in foreign currency.

Liquidity
Operating liquidity is our ability to meet our short-term liquidity needs. The following table presents our operating liquidity position as of December 31, 2025:

As of
December 31, 2025
Cash	$33,824,479
Unused borrowing capacity	156,573,605
Unfunded portfolio company commitments	(184,119,382)
Undrawn capital commitments	551,740,000
Total operational liquidity	$558,018,702
Distributions
For the period ended December 31, 2025, we declared the following distributions:

Record Date	Payment Date	Distribution Rate per Share	Distribution Paid
December 30, 2025	January 22, 2026	$0.250	$2,287,413
November 30, 2025(1)	December 22, 2025	$0.020	$179,781
November 30, 2025	December 22, 2025	$0.250	$2,247,258
October 31, 2025	November 21, 2025	$0.250	$2,170,897
September 30, 2025	October 21, 2025	$0.250	$2,132,071
August 31, 2025(1)	September 22, 2025	$0.020	$140,076
August 31, 2025	September 22, 2025	$0.250	$1,750,946
July 31, 2025	August 21, 2025	$0.250	$1,718,061
June 30, 2025	July 21, 2025	$0.250	$1,461,986
May 31, 2025(1)	June 20, 2025	$0.020	$110,683
May 31, 2025	June 20, 2025	$0.250	$1,383,541
April 30, 2025	May 21, 2025	$0.250	$1,231,510
March 31, 2025	April 21, 2025	$0.250	$1,009,331
February 28, 2025	March 21, 2025	$0.250	$900,010
________________________________________
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
Unfunded Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments. As of December 31, 2025, we had unfunded portfolio company commitments under loan and financing agreements in the amount of $184,119,382. We expect to maintain sufficient liquidity in the form of cash, financing capacity and undrawn capital commitments from our investors to cover any outstanding unfunded portfolio company commitments we may be required to fund.

Contractual Obligations
Our payment obligations for repayment of debt, which total our contractual obligations on December 31, 2025, include $500,000,000 of financing under the Credit Facility maturing in three to five years.

	Payments Due by Period
	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years
Credit Facility	$500,000,000	$—	$—	$500,000,000	$—
Total	$500,000,000	$—	$—	$500,000,000	$—
Hedging
In connection with certain portfolio investments, we may employ hedging techniques designed to reduce the risk of adverse movements in interest rates, securities prices and currency exchange rates. While such transactions may reduce certain risks, such transactions themselves may entail certain other risks. Thus, while we may benefit from the use of these hedging mechanisms, unanticipated changes in interest rates, securities prices, currency exchange rates and other factors may result in a poorer overall performance for us than if we had not entered into such hedging transactions. The successful utilization of hedging and risk management transactions requires skills that are separate from the skills used in selecting and monitoring investments. There were no hedging transactions through the year ended December 31, 2025.
Critical Accounting Policies
This discussion of our operating plans is based upon our consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, we describe our critical accounting policies in the notes to our consolidated financial statements.
Valuation of Investments
The Board has designated the Adviser as our “Valuation Designee” under Rule 2a-5 under the 1940 Act. The Adviser determines the value of our investments in accordance with our Valuation Policy and fair value accounting guidance promulgated under U.S. GAAP, which establishes a hierarchical disclosure framework which ranks the observability inputs used in measuring financial instruments at fair value. See the Notes to Consolidated Financial Statements for a description of the hierarchy for fair value measurements and a description of our valuation procedures.
Revenue Recognition
We record interest income on an accrual basis to the extent that we expect to collect such amounts. Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Certain investments may have contractual PIK interest or dividends. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. We do not accrue as a receivable interest on loans and debt securities for accounting purposes if we have a reason to doubt our ability to collect such interest. Original issue discounts, market discounts or premiums are accreted or amortized over the life of the respective security using the effective interest method as interest income. We record prepayment premiums on loans and debt securities as interest income.
Other Income
Other income may include income such as consent, waiver, amendment, unused, syndication and prepayment fees associated with our investment activities as well as any fees for managerial assistance services rendered by us to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. We may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee.

Offering and Organizational Expenses
We bear expenses relating to the organization of the Fund and the Private Offerings and any subsequent offering of Shares. Organizational expenses include, without limitation, the cost of formation, including legal fees related to the creation and organization of the Fund, its related documents of organization and its election to be regulated as a BDC. Offering expenses include, without limitation, legal, accounting, and other offering costs including those associated with the preparation of a registration statement in connection with any offering of its Shares. Offering costs are capitalized as a deferred charge and amortized to expense on a straight-line bases over a 12-month period, beginning as of the later of the commencement of operations or the date incurred.
U.S. Federal Income Taxes
We intend to elect to be treated, and intend to qualify annually thereafter, to be subject to tax as a RIC under Subchapter M of the Code. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any ordinary income or capital gains distributed to shareholders. To qualify as a RIC, we must, among other things, maintain an election under the 1940 Act to be regulated as a BDC, meet specified source-of-income and asset diversification requirements as well as distribute each taxable year dividends for U.S. federal income tax purposes generally of an amount at least equal to 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and is determined without regard to any deduction for dividends paid. See "Note 11. Taxes."
Recent Developments
None.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
The Fund is subject to financial market risks, including valuation risk and interest rate risk.
Valuation Risk
The Fund invests primarily in illiquid debt securities of private companies. Most of the Fund’s investments will not have a readily available market price, and the Adviser will value these investments at fair value as determined in good faith in accordance with procedures approved by the Board. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments the Fund makes.
Interest Rate Risk
We are subject to financial market risks, most significantly changes in interest rates. Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Because we expect to fund a portion of our investments with borrowings, our net investment income is expected to be affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
As of December 31, 2025, 97.5% of the Fund’s debt investments based on fair value were at floating rates. The Credit Facility, also bears interest at a floating rate.
Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2025, the following table shows the approximate annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors and assuming no changes in our investment portfolio and borrowing structure):

	Change in
Basis point change	Interest Income(1)	Interest Expense	Net Investment Income (Loss)
300	$17,527,655	$(10,302,792)	$7,224,863
200	11,685,103	(6,868,528)	4,816,576
100	5,842,552	(3,434,264)	2,408,288
(100)	(5,842,552)	3,434,264	(2,408,288)
(200)	(11,656,311)	6,868,528	(4,787,783)
(300)	(16,735,715)	10,302,792	(6,432,923)

________________________________________
(1)Assumes no defaults or prepayments by portfolio companies over the next twelve months.
We may in the future hedge against interest rate fluctuations by using hedging instruments such as interest rate swaps, futures, options and forward contracts, subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of changes in interest rates with respect to our portfolio investments. During the period covered by this Form 10‑K, we did not engage in interest rate hedging activities.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Trustees
Stone Point Credit Income Fund:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of Stone Point Credit Income Fund and subsidiaries (the Fund), including the consolidated schedules of investments as of December 31, 2025, the related consolidated statements of operations, changes in net assets, and cash flows for the period from January 22, 2025 (commencement of operations) through December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2025, and the results of its operations, and its cash flows for the period from January 22, 2025 (commencement of operations) through December 31, 2025, in conformity with U.S. generally accepted accounting principles.
Basis for Opinions
These consolidated financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2025, by correspondence with the custodians, portfolio companies, agents, or by other appropriate auditing procedures. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ KPMG LLP
We have served as the Fund’s auditor since 2024.
New York, New York
March 19, 2026

Stone Point Credit Income Fund
Consolidated Statement of Assets and Liabilities

As of December 31, 2025
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (amortized cost of $596,795,744)	$596,303,214
Non-controlled/affiliated investments (amortized cost of $1,652,037)	1,736,093
Total investments at fair value (amortized cost of $598,447,781)	598,039,307
Cash and cash equivalents (Note 2)	33,824,479
Interest receivable from non-controlled/non-affiliated investments	3,669,509
Dividend receivable from non-controlled/non-affiliated investments	604
Fee receivable	88,253
Paydowns receivable	39,996
Deferred offering expenses	63,810
Prepaid expenses and other assets	18,812
Expense support receivable	451,691
Total assets	$636,196,461

Liabilities
Credit facility payable (net of deferred financing costs of $2,817,958) (Note 6)	$340,608,437
Interest and financing fees payable	4,314,016
Unsettled trades payable	7,558,304
Base management fees payable (Note 3)	144,988
Distribution payable (Note 7)	2,287,413
Accounts payable and accrued expenses	1,084,684
Total liabilities	$355,997,842

Commitments and contingencies (Note 5)	$—
Net Assets:
Common shares of beneficial interest, $0.001 par value, unlimited shares authorized, 11,185,580 shares issued and outstanding at December 31, 2025	$11,186
Additional paid-in capital	279,844,520
Distributable earnings (accumulated losses)	342,913
Total net assets	280,198,619
Total liabilities and net assets	$636,196,461
Net asset value per common share of beneficial interest	$25.05

The accompanying notes are an integral part of these audited consolidated financial statements.

Stone Point Credit Income Fund
Consolidated Statement of Operations

For the Period January 22, 2025 (Commencement of Operations) through December 31, 2025
Investment income
Interest income from non-controlled/non-affiliated investments	$34,364,712
Dividend income from non-controlled/non-affiliated investments	81,687
Interest income from cash and cash equivalents	390,304
Total interest and dividend income	34,836,703

Fee income from non-controlled/non-affiliated investments	156,401

Total investment income	$34,993,104

Operating expenses
Base management fees (Note 3)	$1,139,380
Interest and financing fees (Note 6)	13,791,598
Offering costs (Note 4)	609,829
Professional fees	2,641,470
Trustee fees	313,322
Insurance expense	37,498
Total expenses before expense support	18,533,097
Expense support reimbursement (Note 3)	(2,700,699)
Net expenses	15,832,398
Net investment income (loss)	$19,160,706

Net realized gains (losses) and unrealized appreciation (depreciation):
Net realized gains (losses):
Non-controlled/non-affiliated investments	$318,936
Foreign currency transactions	10,725
Total net realized gains (losses)	$329,661
Net unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	$(492,530)
Non-controlled/affiliated investments	84,056
Translation of assets and liabilities in foreign currencies	(15,416)
Total net unrealized appreciation (depreciation)	$(423,890)
Net increase (decrease) in net assets resulting from operations	$19,066,477

Per share information - basic and diluted:
Net investment income (loss)	$2.91
Net increase (decrease) in net assets resulting from operations	$2.89
Weighted average shares outstanding	6,593,662
The accompanying notes are an integral part of these audited consolidated financial statements.

Stone Point Credit Income Fund
Consolidated Statement of Changes in Net Assets

For the Period January 22, 2025 (Commencement of Operations) through December 31, 2025
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$19,160,706
Total net realized gains (losses)	329,661
Total unrealized appreciation (depreciation)	(423,890)
Net increase (decrease) in net assets resulting from operations	19,066,477

Decrease in net assets resulting from shareholder distributions:
Shares distributed pursuant to dividend reinvestment plan	(3,241,706)
Distributions to shareholders from earnings	(15,481,858)
Net decrease in net assets resulting from shareholder distributions	(18,723,564)

Increase in net assets resulting from capital share transactions:
Issuance of Shares pursuant to dividend reinvestment plan	3,241,706
Issuance of Shares	276,613,000
Net increase in net assets resulting from capital share transactions	279,854,706

Total increase in net assets	280,197,619
Net assets, beginning of period	1,000
Net assets, end of period	$280,198,619
Net asset value per share	$25.05
Common shares outstanding at the end of the period	11,185,580
The accompanying notes are an integral part of these audited consolidated financial statements.

Stone Point Credit Income Fund
Consolidated Statement of Cash Flow

For the Period January 22, 2025 (Commencement of Operations) through December 31, 2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$19,066,477
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on non-controlled/non-affiliated investments	492,530
Net unrealized (appreciation) depreciation on non-controlled/affiliated investments	(84,056)
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	16,120
Net realized (gains) losses on non-controlled/non-affiliated investments	(318,936)
Net amortization and accretion of premiums and discounts	(1,440,247)
Purchases of investments, net	(671,205,627)
Sales and repayments of investments, net	75,168,648
Interest received in kind	(651,619)
Amortization of deferred financing costs	648,012
Changes in operating assets and liabilities:
Interest receivable from non-controlled/non-affiliated investments	(3,669,509)
Dividend receivable from non-controlled/non-affiliated investments	(604)
Fee receivable	(88,253)
Paydowns receivable	(39,996)
Deferred offering expenses	(63,810)
Prepaid expenses and other assets	(18,812)
Expense support receivable	(451,691)
Interest and financing fees payable	4,314,016
Base management fees payable	144,988
Due to Adviser	(25,001)
Unsettled trades payable	7,558,304
Accounts payable and accrued expenses	1,084,684
Net cash provided by (used in) operating activities	(569,564,382)

Cash flows from financing activities
Borrowings under revolving credit facilities	485,680,275
Payments on revolving credit facilities	(142,270,000)
Deferred financing costs	(3,465,970)
Distributions paid in cash	(13,194,445)
Proceeds from issuance of Shares	276,613,000
Net cash provided by (used in) financing activities	603,362,860

Net increase (decrease) in cash and cash equivalents	33,798,478
Cash and cash equivalents, beginning of period	26,001
Cash and cash equivalents, end of period	$33,824,479

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$8,829,571
Reinvestment of distributions during the period	$3,241,706
The accompanying notes are an integral part of these audited consolidated financial statements.

Stone Point Credit Income Fund
Consolidated Schedule of Investments
As of December 31, 2025

Portfolio Company1234	Investment Type	Reference Rate and Floor[11]				Footnotes	Interest Rate[11]	Maturity Date[5]	Par Amount / Units	Cost[6]	Fair Value	Percentage of Net Assets[7]
Non-controlled/non-affiliated investments
Debt Investments - 212.2%
Capital Markets
Cliffwater, LLC	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.47%	4/22/2032	13,353,629	$13,245,699	$13,306,892	4.7%
Cliffwater, LLC	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	8.47%	4/22/2032	-	(11,559)	(5,100)	0.0%
Wharf Street Ratings Acquisition LLC	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.47%	9/16/2032	22,408,081	22,221,415	22,296,041	8.0%
Wharf Street Ratings Acquisition LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(9)	8.47%	9/16/2027	-	(8,685)	(12,449)	0.0%
Wharf Street Ratings Acquisition LLC	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	8.47%	9/16/2032	-	(21,304)	(12,743)	0.0%
Total Capital Markets										35,425,566	35,572,641

Consumer Finance
Best Egg Asset Structured Pass Through Master Trust	Unsecured Note	N/A				(10)	0.00%	9/15/2035	5,082	906,300	906,174	0.3%
Best Egg Asset Structured Pass Through Master Trust	Unsecured Note	N/A				(10)	0.00%	11/15/2035	5,386	937,281	937,164	0.3%
Equinox Buyer LLC	First Lien Term Loan	SOFR+	5.25%	1.00%	Floor		9.11%	9/9/2031	11,016,414	10,859,766	10,859,981	3.9%
Equinox Buyer LLC	First Lien Revolver	SOFR+	5.25%	1.00%	Floor	(9)	9.11%	9/9/2031	-	(21,096)	(21,067)	0.0%
Total Consumer Finance										12,682,251	12,682,252

Diversified Consumer Services
Houghton Mifflin Harcourt Company	First Lien Term Loan	SOFR+	5.25%	0.50%	Floor	(8)	9.07%	4/9/2029	2,969,309	2,932,146	2,628,195	0.9%
Total Diversified Consumer Services										2,932,146	2,628,195

Financial Services
Apex Group Treasury LLC	First Lien Term Loan	SOFR+	3.50%			(8)	7.39%	2/27/2032	11,805,932	11,249,669	11,156,606	4.0%
Barings Middle Market CLO Ltd.	Unsecured Note	SOFR+	6.17%				10.07%	4/15/2037	5,475,000	5,423,733	5,420,250	1.9%
Beacon Pointe Harmony, LLC	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		8.22%	12/29/2028	2,467,965	2,467,965	2,467,965	0.9%
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(9)	8.22%	4/14/2027	-	(13,552)	-	0.0%
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor		8.23%	12/29/2028	9,953,250	9,933,989	9,953,250	3.6%
Bottomline Technologies, Inc.	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		8.17%	5/14/2029	9,874,362	9,800,328	9,874,362	3.5%
Cerity Partners Equity Holding LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(9)	8.17%	12/20/2027	-	(31,263)	(62,926)	0.0%
Cerity Partners Equity Holding LLC	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(9)	8.17%	7/28/2031	189,489	183,614	183,567	0.1%
Churchill Middle Market CLO Ltd.	Unsecured Note	SOFR+	6.85%				10.71%	4/27/2037	1,570,000	1,570,000	1,570,000	0.6%
Coller Private Equity Backed Notes & Loans II-A L.P.	Unsecured Note	SOFR+	5.20%			(9)	9.19%	4/30/2037	1,487,146	1,469,247	1,502,619	0.5%
Flow Traders Holding, LLC	First Lien Term Loan	SOFR+	5.00%				8.84%	10/29/2031	13,661,946	13,463,003	13,457,017	4.8%
Flow Traders Holding, LLC	First Lien Revolver	SOFR+	5.00%			(9)	8.84%	10/29/2031	-	(77,679)	(80,026)	0.0%
GC Waves Holdings, Inc.	First Lien Delayed Draw Term Loan	SOFR+	4.50%			(9)	8.22%	10/4/2030	464,720	441,819	419,051	0.1%
HBWM Intermediate II, LLC	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.47%	11/17/2031	2,255,780	2,246,322	2,245,855	0.8%
HBWM Intermediate II, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor		8.47%	11/17/2031	2,706,936	2,695,799	2,695,026	1.0%
HBWM Intermediate II, LLC	First Lien Revolver	SOFR+	4.75%	0.50%	Floor	(9)	8.47%	8/18/2031	300,013	298,878	297,613	0.1%
Ivy Hill Middle Market Credit Fund XII Ltd	Unsecured Note	SOFR+	6.25%				10.13%	4/20/2037	4,421,052	4,421,052	4,421,052	1.6%
LendingTree, Inc.	First Lien Term Loan	SOFR+	4.50%			(8)	8.22%	8/21/2030	4,937,625	4,913,345	4,937,625	1.8%
MAI Capital Management Intermediate LLC	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.42%	8/29/2031	2,750,250	2,727,861	2,724,398	1.0%
MAI Capital Management Intermediate LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor		8.42%	8/29/2031	1,624,500	1,615,015	1,609,230	0.6%
MAI Capital Management Intermediate LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(9)	8.42%	8/29/2031	2,430,964	2,398,526	2,388,378	0.9%
MAI Capital Management Intermediate LLC	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	8.42%	8/29/2031	197,767	192,959	187,719	0.1%
Minotaur Acquisition, Inc.	First Lien Term Loan	SOFR+	5.00%	1.00%	Floor		8.72%	5/10/2030	13,996,342	13,858,716	13,856,379	4.9%

Portfolio Company1234	Investment Type	Reference Rate and Floor[11]				Footnotes	Interest Rate[11]	Maturity Date[5]	Par Amount / Units	Cost[6]	Fair Value	Percentage of Net Assets[7]
New Mountain Guardian IV Income Rated Feeder II, Ltd.	Unsecured Note	SOFR+	8.40%				12.09%	4/3/2037	2,325,000	2,291,095	2,364,572	0.8%
Nexus Buyer LLC	Second Lien Term Loan	SOFR+	5.75%			(8)	9.47%	1/30/2032	8,999,749	8,914,842	8,936,480	3.2%
Orion US Finco	Second Lien Term Loan	SOFR+	5.50%			(8)	9.43%	10/10/2033	3,500,000	3,465,804	3,535,000	1.3%
Payscape Buyer Inc.	Second Lien Term Loan	SOFR+	8.00%	1.00%	Floor		11.72%	4/28/2028	1,280,992	1,280,992	1,280,992	0.5%
Payscape Buyer Inc.	Second Lien Delayed Draw Term Loan	SOFR+	8.00%	1.00%	Floor		11.72%	4/28/2028	719,008	719,008	719,008	0.3%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	1.00%	Floor		8.49%	10/2/2028	423,463	423,463	421,557	0.2%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	1.00%	Floor		8.49%	10/2/2028	1,330,622	1,330,622	1,324,634	0.5%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	1.00%	Floor		8.49%	10/2/2028	424,390	424,390	422,480	0.2%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	1.00%	Floor		8.49%	10/2/2028	1,758,665	1,758,665	1,750,751	0.6%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	1.00%	Floor		8.49%	10/2/2028	7,914,111	7,874,797	7,878,497	2.8%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	1.00%	Floor	(9)	8.49%	10/2/2028	2,950,303	2,943,537	2,917,651	1.0%
TA/WEG Intermediate Holdings, LLC	First Lien Revolver	SOFR+	4.50%	1.00%	Floor	(9)	8.49%	10/2/2028	-	-	(3,750)	0.0%
The Edelman Financial Engines Center, LLC	Second Lien Term Loan	SOFR+	5.25%			(8)	8.97%	10/6/2028	1,008,694	988,532	1,009,117	0.4%
Total Financial Services										123,665,093	123,781,999

Health Care Providers & Services
Action Behavior Centers Therapy LLC	First Lien Term Loan	SOFR+	5.25%	0.75%	Floor		8.97%	7/2/2031	7,778,571	7,722,812	7,720,232	2.8%
Action Behavior Centers Therapy LLC	First Lien Term Loan	SOFR+	5.25%	0.75%	Floor		8.97%	7/2/2031	5,071,039	5,034,020	5,033,006	1.8%
Action Behavior Centers Therapy LLC	First Lien Delayed Draw Term Loan	SOFR+	5.25%	0.75%	Floor	(9)	8.97%	7/2/2031	510,136	506,799	499,459	0.2%
Action Behavior Centers Therapy LLC	First Lien Revolver	SOFR+	5.25%	0.75%	Floor	(9)	8.97%	7/2/2031	-	-	(5,357)	0.0%
Belmont Buyer, Inc.	First Lien Term Loan	SOFR+	6.50%	1.00%	Floor		10.19%	6/21/2029	5,219,368	5,237,008	5,219,368	1.9%
Belmont Buyer, Inc.	First Lien Delayed Draw Term Loan	SOFR+	6.50%	1.00%	Floor		10.24%	6/21/2029	1,238,956	1,243,143	1,238,956	0.4%
Belmont Buyer, Inc.	First Lien Revolver	SOFR+	6.50%	1.00%	Floor	(9)	10.19%	6/21/2029	-	-	-	0.0%
Chartis Group, LLC	First Lien Term Loan	SOFR+	4.25%	0.75%	Floor		7.95%	9/17/2031	1,696,154	1,682,328	1,691,065	0.6%
Chartis Group, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.25%	0.75%	Floor	(9)	7.92%	9/17/2031	87,192	86,775	85,620	0.0%
Chartis Group, LLC	First Lien Revolver	SOFR+	4.25%	0.75%	Floor	(9)	7.95%	9/17/2031	-	-	(787)	0.0%
Continental Buyer Inc.	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		8.22%	4/2/2031	2,234,475	2,211,395	2,223,526	0.8%
Continental Buyer Inc.	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		8.22%	4/2/2031	6,039,651	6,010,546	6,010,057	2.1%
Continental Buyer Inc.	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(9)	8.22%	4/21/2028	-	(2,772)	(5,637)	0.0%
Continental Buyer Inc.	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor		8.22%	4/2/2031	6,098,537	6,072,076	6,068,654	2.2%
Continental Buyer Inc.	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(9)	8.22%	4/2/2031	-	(14,299)	(17,123)	0.0%
Covetrus, Inc.	First Lien Term Loan	SOFR+	5.00%	0.50%	Floor	(8)	8.67%	10/12/2029	2,969,466	2,892,822	2,676,632	1.0%
Giving Home Health Care	First Lien Term Loan	SOFR+	6.25%				10.23%	4/26/2029	11,623,729	11,544,524	11,515,628	4.1%
Headlands Buyer, Inc.	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		8.49%	9/29/2032	10,912,083	10,806,974	10,805,145	3.9%
Headlands Buyer, Inc.	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(9)	8.49%	9/29/2027	-	(21,306)	(43,353)	0.0%
Headlands Buyer, Inc.	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(9)	8.49%	9/29/2032	-	(20,845)	(21,208)	0.0%
Jerry Erwin Associates, LLC	First Lien Term Loan	SOFR+	6.75%	1.00%	Floor		10.49%	10/15/2030	7,700,000	7,478,867	7,469,000	2.7%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.50%	0.75%	Floor	(9)	9.22%	2/13/2031	1,437,194	1,431,037	1,464,900	0.5%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.50%	0.75%	Floor		9.22%	2/13/2031	1,141,367	1,146,026	1,152,781	0.4%
MB2 Dental Solutions, LLC	First Lien Revolver	SOFR+	5.50%	0.75%	Floor	(9)	9.22%	2/13/2031	100,000	100,000	100,000	0.0%
MEDX Holdings, LLC	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.47%	7/21/2032	7,447,727	7,378,027	7,376,229	2.6%
MEDX Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(9)	8.47%	7/21/2027	-	(14,495)	(29,738)	0.0%
MEDX Holdings, LLC	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	8.47%	7/21/2032	-	(13,613)	(13,964)	0.0%
RCP NATS Purchaser, LLC	First Lien Term Loan	SOFR+	5.00%	0.75%	Floor		8.69%	3/19/2032	11,166,045	11,042,190	11,102,398	4.0%
RCP NATS Purchaser, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.00%	0.75%	Floor	(9)	8.69%	3/19/2027	-	(11,099)	(12,761)	0.0%
RCP NATS Purchaser, LLC	First Lien Revolver	SOFR+	5.00%	0.75%	Floor	(9)	8.69%	3/19/2032	-	(17,383)	(8,933)	0.0%
RxB Holdings, Inc.	First Lien Term Loan	SOFR+	5.00%			(8)	8.73%	12/20/2027	7,510,962	7,360,743	7,426,501	2.7%
Total Health Care Providers & Services										96,872,300	96,720,296

Portfolio Company1234	Investment Type	Reference Rate and Floor[11]				Footnotes	Interest Rate[11]	Maturity Date[5]	Par Amount / Units	Cost[6]	Fair Value	Percentage of Net Assets[7]
Health Care Technology
FINThrive Software Intermediate Holdings, Inc.	First Lien Term Loan	SOFR+	5.25%			(8)	8.94%	12/15/2028	5,119,276	5,050,532	4,753,452	1.7%
Homecare Software Solutions LLC	First Lien Term Loan	SOFR+	5.55% (incl 2.93% PIK)	0.75%	Floor		9.28%	6/16/2031	5,118,307	5,077,996	5,064,565	1.8%
Homecare Software Solutions LLC	First Lien Term Loan	SOFR+	5.55% (incl 2.93% PIK)	0.75%	Floor		9.28%	6/16/2031	2,180,496	2,163,323	2,157,601	0.8%
Homecare Software Solutions LLC	First Lien Delayed Draw Term Loan	SOFR+	5.55% (incl 2.93% PIK)	0.75%	Floor		9.28%	6/16/2031	1,901,086	1,888,511	1,881,124	0.7%
Total Health Care Technology										14,180,362	13,856,742

Insurance
Alkeme Intermediary Holdings, LLC	First Lien Term Loan	SOFR+	5.00%	1.00%	Floor		8.67%	5/28/2027	822,917	822,110	819,625	0.3%
Alkeme Intermediary Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.00%	1.00%	Floor		8.67%	5/28/2027	1,652,234	1,650,615	1,645,625	0.6%
Alkeme Intermediary Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.00%	1.00%	Floor		8.67%	5/28/2027	9,960,084	9,942,172	9,920,243	3.5%
Amerilife Holdings LLC	First Lien Term Loan	SOFR+	5.00%	0.75%	Floor		8.79%	8/31/2029	8,836,138	8,802,749	8,765,449	3.1%
Amerilife Holdings LLC	First Lien Delayed Draw Term Loan	SOFR+	5.00%	0.75%	Floor	(9)	8.79%	2/28/2027	-	(2,695)	(11,799)	0.0%
Amerilife Holdings LLC	First Lien Delayed Draw Term Loan	SOFR+	5.00%	0.75%	Floor		8.79%	8/31/2029	47,911	47,743	47,528	0.0%
Amerilife Holdings LLC	First Lien Delayed Draw Term Loan	SOFR+	5.00%	0.75%	Floor	(9)	8.79%	8/31/2029	2,349,381	2,342,906	2,329,725	0.8%
Amerilife Holdings LLC	First Lien Revolver	SOFR+	5.00%	0.75%	Floor	(9)	8.79%	8/31/2028	227,144	223,617	216,241	0.1%
Arden Insurance Services LLC	First Lien Term Loan	SOFR+	4.75%	1.00%	Floor		8.42%	11/27/2030	3,259,756	3,219,805	3,232,700	1.2%
Arden Insurance Services LLC	First Lien Revolver	ABR+	3.75%	1.00%	Floor	(9)	10.50%	11/27/2030	124,390	123,270	120,640	0.0%
ARMStrong Receivable Management	First Lien Term Loan	SOFR+	4.75%	1.00%	Floor		8.52%	10/5/2029	3,828,363	3,811,994	3,816,113	1.4%
ARMStrong Receivable Management	First Lien Delayed Draw Term Loan	SOFR+	4.75%	1.00%	Floor	(9)	8.52%	10/6/2026	-	(598)	(399)	0.0%
ARMStrong Receivable Management	First Lien Delayed Draw Term Loan	SOFR+	4.75%	1.00%	Floor	(9)	8.74%	10/5/2029	356,565	354,208	354,926	0.1%
ARMStrong Receivable Management	First Lien Revolver	SOFR+	4.75%	1.00%	Floor	(9)	8.52%	10/5/2029	-	-	(418)	0.0%
Babylon Buyer, Inc.	First Lien Term Loan	SOFR+	5.25%	0.75%	Floor		8.97%	3/8/2030	18,015,333	17,835,297	17,835,179	6.4%
Babylon Buyer, Inc.	First Lien Term Loan	SOFR+	5.50%	0.75%	Floor		9.23%	3/8/2030	3,558,966	3,521,322	3,558,966	1.3%
Babylon Buyer, Inc.	First Lien Revolver	SOFR+	5.50%	0.75%	Floor	(9)	9.23%	3/8/2030	-	(1,392)	-	0.0%
Bellwether Buyer, LLC	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		8.23%	4/15/2032	5,783,133	5,757,168	5,756,530	2.1%
Bellwether Buyer, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(9)	8.23%	10/15/2027	-	(6,762)	(13,855)	0.0%
Bellwether Buyer, LLC	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(9)	8.23%	4/15/2032	-	(5,408)	(5,542)	0.0%
Foundation Risk Partners, Corp.	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.42%	10/29/2030	703,145	703,145	699,981	0.2%
Foundation Risk Partners, Corp.	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.42%	10/29/2030	2,071,734	2,071,734	2,062,411	0.7%
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor		8.42%	10/29/2030	327,576	327,576	326,102	0.1%
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor		8.42%	10/29/2030	7,886,800	7,886,800	7,851,309	2.8%
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor		8.42%	10/29/2030	1,935,345	1,931,661	1,926,636	0.7%
Foundation Risk Partners, Corp.	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	8.42%	10/29/2029	224,814	224,814	220,767	0.1%
Galway Borrower LLC	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		8.17%	9/29/2028	6,529,106	6,536,432	6,529,106	2.3%
Galway Borrower LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor		8.17%	9/29/2028	3,528,684	3,509,785	3,508,923	1.3%
Galway Borrower LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(9)	8.17%	9/29/2028	440,214	438,369	428,571	0.2%
Galway Borrower LLC	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(9)	8.19%	9/29/2028	105,622	105,622	105,622	0.0%
Redwood Purchaser, INC	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.42%	3/3/2031	7,055,749	6,979,685	6,976,019	2.5%
Redwood Purchaser, INC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(9)	8.42%	3/3/2027	-	(17,569)	(41,549)	0.0%
Redwood Purchaser, INC	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	8.42%	3/3/2031	346,375	327,707	326,805	0.1%
THG Acquisition, LLC	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.47%	10/31/2031	11,156,742	11,063,851	11,057,447	3.9%
THG Acquisition, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(9)	8.47%	10/31/2031	726,908	723,432	704,632	0.3%
THG Acquisition, LLC	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	8.47%	10/31/2031	164,678	163,903	153,526	0.1%
World Insurance Associates LLC	First Lien Delayed Draw Term Loan	SOFR+	5.00%	1.00%	Floor	(9)	8.67%	4/3/2030	2,246,400	2,233,579	2,228,800	0.8%
World Insurance Associates LLC	First Lien Revolver	SOFR+	5.00%	1.00%	Floor	(9)	8.67%	4/3/2030	-	(896)	(951)	0.0%
Total Insurance										103,647,751	103,451,634

Portfolio Company1234	Investment Type	Reference Rate and Floor[11]				Footnotes	Interest Rate[11]	Maturity Date[5]	Par Amount / Units	Cost[6]	Fair Value	Percentage of Net Assets[7]
IT Services
Redwood Services Group, LLC	First Lien Term Loan	SOFR+	5.25%	0.75%	Floor		8.93%	6/15/2029	2,397,070	2,378,413	2,386,044	0.9%
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.25%	0.75%	Floor	(9)	8.93%	6/15/2029	2,511,916	2,500,224	2,497,768	0.9%
Total IT Services										4,878,637	4,883,812

Professional Services
Accordion Partners LLC	First Lien Term Loan	SOFR+	5.00%	0.75%	Floor		8.70%	11/17/2031	9,733,696	9,678,026	9,709,361	3.5%
Accordion Partners LLC	First Lien Term Loan	SOFR+	5.00%	0.75%	Floor		8.70%	11/17/2031	6,653,367	6,644,433	6,636,734	2.4%
Accordion Partners LLC	First Lien Delayed Draw Term Loan	SOFR+	5.00%	0.75%	Floor		8.70%	11/17/2031	5,031,850	5,008,155	5,006,691	1.8%
Accordion Partners LLC	First Lien Revolver	SOFR+	5.00%	0.75%	Floor	(9)	8.70%	11/17/2031	-	-	(6,509)	0.0%
Accordion Partners Holdings LLC	Unsecured Note	N/A					12.75% PIK	11/15/2034	4,723,304	4,653,129	4,652,455	1.7%
Aprio Advisory Group, LLC	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.42%	8/1/2031	2,493,750	2,449,354	2,470,558	0.9%
Aprio Advisory Group, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(9)	8.42%	12/23/2027	-	(55,372)	(103,446)	0.0%
Aprio Advisory Group, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(9)	8.42%	8/1/2031	8,194,484	7,988,852	8,078,300	2.9%
Baker Tilly Advisory Group, L.P.	First Lien Term Loan	SOFR+	4.25%	0.75%	Floor		7.97%	6/2/2032	4,996,802	4,950,968	4,949,832	1.8%
Baker Tilly Advisory Group, L.P.	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.47%	6/3/2031	2,092,602	2,068,370	2,092,602	0.7%
Baker Tilly Advisory Group, L.P.	First Lien Delayed Draw Term Loan	SOFR+	4.25%	0.75%	Floor	(9)	7.97%	6/3/2027	-	(7,890)	(16,181)	0.0%
Baker Tilly Advisory Group, L.P.	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	8.47%	6/3/2030	-	-	-	0.0%
Baker Tilly Advisory Group, L.P.	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(9)	8.47%	6/2/2032	-	(7,163)	(7,345)	0.0%
Cherry Bekaert Advisory LLC	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		8.22%	6/28/2030	1,069,141	1,066,582	1,058,449	0.4%
Cherry Bekaert Advisory LLC	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		8.22%	6/28/2030	2,188,758	2,167,804	2,166,870	0.8%
Cherry Bekaert Advisory LLC	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		8.22%	6/28/2030	1,953,768	1,934,419	1,934,230	0.7%
Cherry Bekaert Advisory LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(9)	8.22%	6/28/2030	1,179,741	1,163,375	1,157,853	0.4%
Cherry Bekaert Advisory LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor		8.22%	6/28/2030	1,392,094	1,388,762	1,378,173	0.5%
Heights Buyer, LLC	First Lien Term Loan	SOFR+	5.00%	1.00%	Floor		8.92%	8/25/2028	1,189,179	1,179,249	1,178,952	0.4%
Heights Buyer, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.00%	1.00%	Floor	(9)	8.92%	6/24/2027	-	(6,760)	(13,925)	0.0%
Inizio Group Limited	First Lien Term Loan	SOFR+	4.25%	0.50%	Floor	(8)	8.02%	8/19/2028	4,967,427	4,875,485	4,849,450	1.7%
KRIV Acquisition Inc.	First Lien Term Loan	SOFR+	5.00%	1.00%	Floor		8.67%	7/31/2031	2,888,719	2,870,010	2,861,276	1.0%
KRIV Acquisition Inc.	First Lien Delayed Draw Term Loan	SOFR+	5.00%	1.00%	Floor	(9)	8.67%	9/30/2027	-	(12,373)	(24,881)	0.0%
KRIV Acquisition Inc.	First Lien Delayed Draw Term Loan	SOFR+	5.00%	1.00%	Floor	(9)	8.67%	9/30/2027	-	(21,783)	(44,232)	0.0%
KRIV Acquisition Inc.	First Lien Revolver	SOFR+	4.50%	1.00%	Floor	(9)	8.49%	7/31/2031	93,578	82,436	82,263	0.0%
More Cowbell II LLC	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		7.99%	9/3/2030	12,559,933	12,559,933	12,559,933	4.5%
More Cowbell II LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(9)	7.99%	9/3/2027	-	-	-	0.0%
More Cowbell II LLC	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(9)	7.99%	9/4/2029	-	-	-	0.0%
PAS Parent Inc.	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		8.22%	8/18/2032	4,132,237	4,112,674	4,092,154	1.5%
PAS Parent Inc.	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(9)	8.22%	8/18/2028	-	(19,722)	(40,410)	0.0%
PAS Parent Inc.	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(9)	8.22%	8/18/2031	-	(1,759)	(3,638)	0.0%
Petra Borrower, LLC	First Lien Term Loan	SOFR+	5.75%	1.00%	Floor		9.65%	11/15/2030	4,277,956	4,232,809	4,230,471	1.5%
Petra Borrower, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.75%	1.00%	Floor		9.45%	11/15/2030	1,666,636	1,652,776	1,648,136	0.6%
Petra Borrower, LLC	First Lien Revolver	SOFR+	5.75%	1.00%	Floor	(9)	9.65%	11/15/2029	-	(2,373)	(7,436)	0.0%
TRAK Purchaser, Inc	First Lien Term Loan	SOFR+	5.50%	1.00%	Floor		9.34%	6/20/2031	9,300,326	9,173,237	9,217,553	3.3%
TRAK Purchaser, Inc	First Lien Term Loan	SOFR+	5.50%	1.00%	Floor		9.20%	6/20/2031	1,938,566	1,909,676	1,909,488	0.7%
TRAK Purchaser, Inc	First Lien Revolver	SOFR+	5.50%	1.00%	Floor	(9)	9.34%	6/20/2031	-	(8,907)	(5,811)	0.0%
Wasteology Group Transportation, LLC	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.60%	11/3/2032	6,035,428	5,976,467	5,975,074	2.1%
Wasteology Group Transportation, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(9)	8.60%	11/3/2027	-	(34,280)	(70,179)	0.0%
Wasteology Group Transportation, LLC	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	8.60%	11/3/2032	-	(21,215)	(21,716)	0.0%
Total Professional Services										99,587,384	99,531,149

Portfolio Company1234	Investment Type	Reference Rate and Floor[11]				Footnotes	Interest Rate[11]	Maturity Date[5]	Par Amount / Units	Cost[6]	Fair Value	Percentage of Net Assets[7]
Real Estate Management & Development
Accuserve Solutions, Inc.	First Lien Term Loan	SOFR+	6.00% (incl 3.38% PIK)	1.00%	Floor		9.84%	3/15/2030	8,598,920	8,495,727	8,331,493	3.0%
Accuserve Solutions, Inc.	First Lien Revolver	SOFR+	6.00% (incl 3.38% PIK)	1.00%	Floor	(9)	9.84%	3/15/2030	99,432	99,432	87,063	0.0%
Claros Mortgage Trust, Inc.	First Lien Term Loan	SOFR+	4.50%	0.50%	Floor	(8)	8.32%	8/9/2026	2,556,920	2,495,257	2,489,801	0.9%
Freedom Funding Center LLC	Unsecured Note	N/A				(8)(10)	12.00%	10/1/2037	5,000,000	5,000,000	5,360,275	1.9%
Low Voltage Holdings Inc.	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.42%	4/28/2032	1,846,120	1,833,566	1,844,274	0.7%
Low Voltage Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(9)	8.42%	10/28/2027	-	(1,252)	(370)	0.0%
Low Voltage Holdings Inc.	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	8.42%	4/28/2032	-	(1,929)	(285)	0.0%
Metropolis Technologies Inc	First Lien Term Loan	SOFR+	5.25%			(8)	8.98%	11/3/2032	7,430,000	7,357,158	7,374,275	2.6%
Southpaw AP Buyer, LLC	First Lien Term Loan	SOFR+	5.50%	1.00%	Floor		9.49%	3/2/2028	2,747,362	2,734,927	2,727,855	1.0%
Southpaw AP Buyer, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.50%	1.00%	Floor	(9)	9.35%	3/2/2028	203,675	202,678	202,088	0.1%
Southpaw AP Buyer, LLC	First Lien Revolver	SOFR+	5.50%	1.00%	Floor	(9)	9.53%	3/2/2028	51,458	51,458	49,856	0.0%
Titan Home Improvement, LLC	First Lien Term Loan	SOFR+	4.75%	1.00%	Floor		8.57%	5/31/2030	2,572,093	2,531,843	2,563,605	0.9%
Titan Home Improvement, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	1.00%	Floor	(9)	8.57%	5/29/2026	-	-	(1,612)	0.0%
Titan Home Improvement, LLC	First Lien Revolver	SOFR+	4.75%	1.00%	Floor	(9)	8.57%	5/31/2030	-	-	(1,343)	0.0%
Total Real Estate Management & Development										30,798,865	31,026,975

Software
Archduke Buyer, Inc.	First Lien Term Loan	SOFR+	5.50%	0.50%	Floor		9.27%	12/3/2032	3,907,684	3,869,050	3,868,607	1.4%
Archduke Buyer, Inc.	First Lien Revolver	SOFR+	5.50%	0.50%	Floor	(9)	9.27%	12/3/2032	-	(3,998)	(4,043)	0.0%
Cardinal Parent Inc	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor	(8)	8.41%	11/12/2027	2,969,152	2,880,689	2,894,923	1.0%
Diligent Corporation	First Lien Term Loan	SOFR+	5.00%	0.75%	Floor		8.82%	8/6/2030	4,738,285	4,710,774	4,709,381	1.7%
Diligent Corporation	First Lien Term Loan	SOFR+	5.00%	0.75%	Floor		8.82%	8/6/2030	812,276	807,559	807,321	0.3%
Diligent Corporation	First Lien Delayed Draw Term Loan	SOFR+	5.00%	0.75%	Floor	(9)	8.82%	4/30/2026	-	-	(9,577)	0.0%
Diligent Corporation	First Lien Revolver	SOFR+	5.00%	0.75%	Floor	(9)	8.69%	8/6/2030	89,163	89,163	86,849	0.0%
Flexera Software LLC	First Lien Term Loan	SOFR+	4.50%	0.50%	Floor		8.35%	8/16/2032	2,067,379	2,062,492	2,067,379	0.7%
Flexera Software LLC	First Lien Term Loan	EURIBOR+	4.50%	0.50%	Floor		6.43%	8/16/2032	1,226,096	1,431,324	1,439,620	0.5%
Flexera Software LLC	First Lien Revolver	SOFR+	4.50%	0.50%	Floor	(9)	8.35%	8/16/2032	-	(1,079)	-	0.0%
Fullsteam Holdco, L.P.	Unsecured Note	N/A					13.00% PIK	8/9/2032	5,261,806	5,191,086	5,187,088	1.9%
Fullsteam Operations LLC	First Lien Term Loan	SOFR+	5.25%	0.75%	Floor		9.11%	8/8/2031	10,312,500	10,216,248	10,214,534	3.6%
Fullsteam Operations LLC	First Lien Delayed Draw Term Loan	SOFR+	5.25%	0.75%	Floor	(9)	9.11%	8/8/2027	-	(16,042)	(32,656)	0.0%
Fullsteam Operations LLC	First Lien Revolver	SOFR+	5.25%	0.75%	Floor	(9)	9.11%	8/8/2031	-	(11,667)	(11,875)	0.0%
GovDelivery Holdings, LLC	First Lien Term Loan	SOFR+	5.50% (incl 2.00% PIK)	0.75%	Floor		9.34%	1/17/2031	2,764,185	2,764,185	2,764,185	1.0%
GovDelivery Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.50% (incl 2.00% PIK)	0.75%	Floor		8.84%	1/17/2031	409,478	409,478	408,413	0.1%
GovDelivery Holdings, LLC	First Lien Revolver	ABR+	4.25%			(9)	9.34%	1/17/2031	-	-	-	0.0%
GS Acquisitionco Inc	First Lien Delayed Draw Term Loan	SOFR+	5.25%	0.75%	Floor	(9)	9.12%	5/16/2027	-	(9,898)	(50,000)	0.0%
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(9)	8.37%	6/27/2027	-	-	(4,761)	0.0%
Kona Buyer, LLC	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(9)	8.37%	7/23/2031	-	-	(529)	0.0%
MRI Software LLC	First Lien Term Loan	SOFR+	4.75%	1.00%	Floor		8.42%	2/10/2028	2,308,024	2,305,960	2,305,716	0.8%
MRI Software LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	1.00%	Floor	(9)	8.42%	2/10/2028	903,149	884,260	865,518	0.3%
MRI Software LLC	First Lien Revolver	SOFR+	4.75%	1.00%	Floor	(9)	8.44%	2/10/2028	231,923	227,087	226,473	0.1%
oneZero Financial Systems, LLC	First Lien Term Loan	SOFR+	5.00%	0.75%	Floor		8.84%	10/7/2031	8,588,942	8,518,237	8,561,458	3.1%
oneZero Financial Systems, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.00%	0.75%	Floor	(9)	8.84%	10/7/2031	506,748	502,690	501,914	0.2%
oneZero Financial Systems, LLC	First Lien Revolver	SOFR+	5.00%	0.75%	Floor	(9)	8.84%	10/7/2031	-	-	(3,245)	0.0%
Orion Advisor Solutions, LLC	Second Lien Term Loan	SOFR+	5.75%	1.00%	Floor		9.65%	12/31/2030	9,135,000	9,091,035	9,135,000	3.3%
Propio LS, LLC	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.47%	5/13/2030	3,390,855	3,361,071	3,382,039	1.2%
Propio LS, LLC	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	8.42%	5/13/2030	40,526	39,723	40,287	0.0%

Portfolio Company1234	Investment Type	Reference Rate and Floor[11]				Footnotes	Interest Rate[11]	Maturity Date[5]	Par Amount / Units	Cost[6]	Fair Value	Percentage of Net Assets[7]
Saab Purchaser, Inc	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.42%	11/12/2031	3,567,785	3,533,714	3,549,946	1.3%
Saab Purchaser, Inc	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(9)	8.42%	9/22/2027	-	(16,486)	(17,263)	0.0%
Saab Purchaser, Inc	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	8.42%	11/12/2031	-	(4,579)	(2,398)	0.0%
Skywalker Purchaser, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(9)	8.37%	6/27/2027	-	-	(2,809)	0.0%
Skywalker Purchaser, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(9)	8.37%	6/27/2027	-	-	(3,154)	0.0%
Total Software										62,832,076	62,874,341

Technology Hardware, Storage & Peripherals
Lytx, Inc.	First Lien Term Loan	SOFR+	5.00%	1.00%	Floor		8.83%	2/28/2028	7,500,000	7,500,000	7,500,000	2.7%
Total Technology Hardware, Storage & Peripherals										7,500,000	7,500,000

Total Debt Investments										595,002,431	594,510,036

Portfolio Company	Investment Type	Footnotes	Interest Rate[11]	Acquisition Date	Par Amount / Units	Cost	Fair Value	Sum of % of NAV
Non-controlled/non-affiliated investments
Preferred Equity - 0.6%
Financial Services
MC CIF Wealth Management (UK) Ltd.	Preferred Equity		12.00% PIK	8/12/2025	915,542	906,792	907,576	0.3%
MC CIF Wealth Management (UK) Ltd.	Preferred Equity		12.00% (incl 6.00% PIK)	8/12/2025	895,271	886,521	885,602	0.3%
Total Financial Services						1,793,313	1,793,178

Total Preferred Equity						1,793,313	1,793,178

Total non-controlled/non-affiliated investments						596,795,744	596,303,214

Non-controlled/affiliated investments
Common Equity - 0.6%
Professional Services
SPV CA IX, LLC	Common Equity	(9)(12)(13)		7/18/2025	1,652,037	1,652,037	1,736,093	0.6%
Total Professional Services						1,652,037	1,736,093

Total Common Equity						1,652,037	1,736,093

Total non-controlled/affiliated investments						1,652,037	1,736,093

Total investments						598,447,781	598,039,307

(1)All of the Fund's investments are domiciled in the United States, except for Apex Group Treasury LLC, Barings Middle Market CLO Ltd., Flow Traders Holdings, LLC, Inizio Group Limited, MC CIF Wealth Management (UK) Ltd. and New Mountain Guardian IV Income Rated Feeder II, Ltd., which are domiciled in Ireland, Cayman Islands, Bermuda, United Kingdom, United Kingdom and Bermuda, respectively.
(2)Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy.
(3)All investments were qualifying assets as defined under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"), except for Apex Group Treasury LLC, Barings Middle Market CLO Ltd., Best Egg Asset Structured Pass Through Master Trust, Churchill Middle Market CLO Ltd., Claros Mortgage Trust Inc., Coller Private Equity Backed Notes & Loans II-A L.P., Flow Traders Holdings, LLC, Inizio Group Limited, Ivy Hill Middle Market Credit Fund XII Ltd., LendingTree Inc., MC CIF Wealth Management (UK) Ltd. and New Mountain Guardian IV Income Rated Feeder II, Ltd. As of December 31, 2025, non-qualifying assets totaled 8.8% of the Fund's total assets.
(4)As of December 31, 2025, all investments are pledged as collateral except for Barings Middle Market CLO Ltd., Best Egg Asset Structured Pass Through Master Trust, Churchill Middle Market CLO Ltd., Ivy Hill Middle Market Credit Fund XII Ltd., MC CIF Wealth Management (UK) Ltd. and SPV CA IX, LLC.
(5)The date disclosed may represent the expiration of the commitment period of an unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(6)Cost represents the original cost adjusted for amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(7)Percentage is based on net assets of $280,198,619 as of December 31, 2025.
(8)Represents securities categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy.
(9)This investment has an unfunded commitment as of December 31, 2025. For further details, see Note 5. Fair value includes an analysis of the unfunded commitment.
(10)Security is exempt from registration under Rule 144A of the Securities Act of 1933.
(11)The majority of the securities bear interest at a rate that may be determined by reference Secured Overnight Financing Rate ("SOFR"), which at December 31, 2025 was 3.87%; Alternate Base Rate ("ABR"), which at December 31, 2025 was 6.75%; and the Euro Interbank Offered Rate ("EURIBOR"), which at December 31, 2025 was 1.94%. For each such security, the Fund has provided the applicable spread over SOFR, ABR and EURIBOR and the current contractual interest rate in effect at December 31, 2025. Certain investments contain a Payment-in-Kind (“PIK”) provision. SOFR based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.
(12)Investment measured at net asset value ("NAV").
(13)As defined in the 1940 Act, the Fund is deemed to be an "affiliated person" because it owns more than 5% but less than 25% of the portfolio company's voting securities, or it has power to exercise control over the management or policies of such portfolio company ('non-controlled affiliate"). Transactions for the year ended December 31, 2025 in which the portfolio company is deemed to be a “Non-Control/Affiliated Investment” of the Fund were as follows:

	Fair Value as of January 22, 2025 (Commencement of Operations)	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Net Realized Gains (Losses)	Fair Value as of December 31, 2025	Income
Non-Controlled/Affiliated Investments
SPV CA IX, LLC	$-	$1,652,037	$-	$84,056	$-	$1,736,093	$-
Total Non-Controlled/Affiliated Investments	$-	$1,652,037	$-	$84,056	$-	$1,736,093	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

Stone Point Credit Income Fund
Notes to Consolidated Financial Statements
December 31, 2025

Note 1. Organization
Organization
Stone Point Credit Income Fund (the “Fund”) is a Delaware statutory trust formed on June 24, 2024. The Fund commenced operations on January 22, 2025 (the "Commencement of Operations"). The Fund has elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, the Fund intends to elect to be treated, and to qualify annually thereafter, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
The Fund is managed by Stone Point Credit Income Adviser LLC (the “Adviser”). The Adviser is a Delaware limited liability company that is registered with the Securities Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Subject to the supervision of the Fund’s board of trustees (the “Board”), the Adviser manages the day-to-day operations of the Fund and provides the Fund with investment advisory and management services. The Adviser is an affiliate of Stone Point Capital LLC (“Stone Point Capital” and together with its credit-focused affiliates, as applicable, “Stone Point Credit”), which is an alternative investment management platform specializing in investments within the global financial services industry and related sectors.
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
Consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the requirements for reporting on Form 10-K and Regulation S-X, as appropriate. Accordingly, they may not include all information and notes required by U.S. GAAP for annual consolidated financial statements. U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.
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

Cash and Cash Equivalents
Cash and cash equivalents consists of deposits in a money market account and demand deposits held at a custodian bank. Cash and cash equivalents are carried at cost, which approximates fair value. The Fund’s deposits may, at times, exceed the insured limits under applicable law. The Fund's deposits in money market funds are considered Level 1 securities within the fair value hierarchy. As of December 31, 2025, there was $114,267 of cash denominated in foreign currencies included within “cash and cash equivalents” on the Consolidated Statement of Assets and Liabilities.
Investments at Fair Value
In accordance with Rule 2a-5 under the 1940 Act, the Board has designated the Adviser as the Fund’s “Valuation Designee”. The Adviser, with the assistance of the Adviser’s Valuation Committee, subject to oversight by the Board, is responsible for determining the fair value of the Fund’s investments in instances where there is no readily available market quotation. Investments for which market quotations are readily available may be priced by independent pricing services. From time to time, the Fund retains external, independent valuation firms to provide input, data, and valuation analyses on the Fund’s portfolio companies.
The Fund’s investment portfolio is recorded at fair value as determined in good faith in accordance with procedures established by the Adviser and approved by the Board (the “Valuation Policy”) and, as a result, there is and will be uncertainty as to the value of the Fund’s portfolio investments. Under the 1940 Act, the Fund is required to carry its portfolio investments at market value or, if there is no readily available market value, at fair value as determined in accordance with procedures established by the Valuation Policy. There is not a public market or active secondary market for many of the types of investments in privately held companies that the Fund intends to hold and make. The Fund’s investments may not be publicly traded or actively traded on a secondary market but, instead, may be traded on a privately negotiated over-the-counter secondary market for institutional investors, if at all. As a result, these investments are valued quarterly at fair value as determined in good faith in accordance with the Valuation Policy approved by the Board.
The determination of fair value, and thus the amount of unrealized appreciation or depreciation the Fund may recognize in any reporting period, is to a degree subjective, and the Adviser has a conflict of interest in making fair value determinations. The types of factors that may be considered in determining the fair values of the Fund’s investments include the nature and realizable value of any collateral, the portfolio company's ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, current market interest rates, precedent transactions and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The determinations of fair value in accordance with the Valuation Policy may differ materially from the values that would have been used if an active market and market quotations existed for such investments. The Fund’s net asset value ("NAV") could be adversely affected if the determinations regarding the fair value of the investments were materially higher than the values that the Fund ultimately realizes upon the disposal of such investments.
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
Net Asset Value per Common Share
In accordance with U.S. GAAP, the NAV per Share (as defined in Note 7) of the outstanding Shares is determined at least quarterly by dividing the value of total assets minus liabilities by the total number of Shares outstanding.
Revenue Recognition
The Fund recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”), which requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Fund follows a five-step model to (a) identify the contract(s) with a customer, (b) identify the performance obligations in the contract, (c) determine the transaction price, (d) allocate the transaction price to the performance obligations in the contract, and (e) recognize revenue when (or as) the entity satisfies a performance obligation. In determining the transaction price, the Fund includes variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration is resolved. Significant judgments are required in the application of the five-step model including; when determining whether performance obligations are satisfied at a point in time or over time; how to allocate transaction prices where multiple performance obligations are identified; when to recognize revenue based on the appropriate measure of the Fund’s progress under the contract; and whether constraints on variable consideration should be applied due to uncertain future events.
Revenue from contracts with customers includes fee income (underwriting and arranger fees). The Fund earns underwriting and arranger fees in securities offerings in which the Fund acts as an underwriter or arranger, such as initial public offerings, follow-on equity offerings, debt offerings, and convertible securities offerings. Fee revenue relating to underwriting and arranger commitments is recorded at the point in time when all significant items relating to the underwriting or arranger process has been completed and the amount of the underwriting or arranger revenue has been determined. This generally is the point at which all of the following have occurred: (i) the issuer’s registration statement has become effective with the SEC or the other offering documents are finalized; (ii) the Fund has made a firm commitment for the purchase of securities from the issuer; (iii) the Fund has been informed of the number of securities that it has been allotted; and (iv) the issuer obtains control and benefits of the offering; which generally occurs on trade date. The Fund, or its affiliates, may receive fees for capital structuring services. These fees are generally non-recurring and are recognized as fee income by the Fund on the investment closing date. The following table presents revenues from contracts with customers disaggregated by fee type from the Commencement of Operations through December 31, 2025:

For the Period January 22, 2025 (Commencement of Operations) through December 31, 2025
Fee income from non-controlled/non-affiliated investments	$156,401
Total revenue from contracts with customers	$156,401
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
Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2025, no investments were on non-accrual status.
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. From the Commencement of Operations through December 31, 2025, the Fund earned dividend income of $81,687, which was included on the Consolidated Statements of Operations as dividend income.

Foreign Currency
Foreign currency amounts are translated into U.S. dollars on the following basis:
•cash, fair value of investments, outstanding debt, other assets and liabilities: at the spot exchange rate on the last business day of the period; and
•purchases and sales of investments, borrowings and repayments of such borrowings, income and expenses: at the rates of exchange prevailing on the respective dates of such transactions.
The Fund includes net changes in fair values on investments held resulting from foreign exchange rate fluctuations with the net unrealized appreciation (depreciation) from the translation of assets and liabilities in foreign currency and other transactions on the Consolidated Statement of Operations.
The Fund records realized gains (losses) from transactions in foreign currency on the Consolidated Statement of Operations. From the Commencement of Operations through December 31, 2025, the Fund recorded $10,725 of net realized gains on foreign currency transactions.
Fluctuations arising from the translation of foreign currency borrowings are included with the net unrealized appreciation (depreciation) from translation of assets and liabilities in foreign currency and other transactions on the Consolidated Statement of Operations. From the Commencement of Operations through December 31, 2025, the Fund recorded $15,416 of net unrealized depreciation on the translation of assets in foreign currencies.
Investments denominated in foreign currencies and foreign currency transactions may involve certain considerations and risks not typically associated with those of domestic origin, including unanticipated movements in the value of the foreign currency relative to the U.S. dollar.
Organizational Expenses and Offering Costs
Organizational expenses are costs associated with the organization of the Fund and are expensed as incurred. Offering expenses are costs associated with the offering of Shares and are capitalized as deferred offering expenses on the Consolidated Statement of Assets and Liabilities. Deferred offering expenses are amortized over a twelve month period, beginning with the later of either the Commencement of Operations or the date incurred.
Income Taxes
The Fund intends to elect to be treated, and intends to qualify annually, as a RIC under Subchapter M of the Code. So long as the Fund maintains its tax treatment as a RIC, it generally will not be subject to corporate-level U.S. federal income taxes on any ordinary income or capital gains distributed to shareholders as dividends. To qualify as a RIC, the Fund must, among other things, meet certain source-of-income and asset diversification requirements as well as distribute each taxable year dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of the Fund’s “investment company taxable income,” which is generally the Fund’s net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and is determined without regard to any deduction for dividends paid. In order for the Fund not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Fund, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income.
The Fund evaluates tax positions taken or expected to be taken while preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain income tax positions from the Commencement of Operations through December 31, 2025.

Net Realized Gains or Losses and Net Unrealized Appreciation or Depreciation on Investments
The Fund measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized. Net unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. From the Commencement of Operations through December 31, 2025, the Fund recorded $318,936 of net realized gains on investments. From the Commencement of Operations through December 31, 2025, the Fund recorded net unrealized depreciation on investments of $408,474. These values are exclusive of aforementioned foreign currency gains and change in unrealized depreciation of translation of assets in foreign currency.
Distributions to Shareholders
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
Consolidation
As provided under Regulation S-X and ASC Topic 946 - Financial Services - Investment Companies, the Fund will generally not consolidate its investment in a company other than a wholly-owned investment company or controlled operating company whose business consists of providing services to the Fund. Accordingly, the Fund consolidates the accounts of the Fund’s SPV and any additional wholly owned subsidiaries in its consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.
Segment Reporting
In accordance with ASC Topic 280 – Segment Reporting (“ASC 280”), the Fund has determined that it has a single operating and reporting segment. As a result, the Fund’s segment accounting policies are the same as described herein and the Fund does not have any intra-segment sales and transfers of assets. The Fund’s investment objective is to generate both current income and to a lesser extent capital appreciation through its investments. The chief operating decision maker (“CODM”) is comprised of the Fund’s chairman, president, chief financial officer and chief compliance officer. The CODM assesses the performance and makes decisions of the Fund on a consolidated basis primarily based on the Fund’s net increase in shareholders’ equity resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of distributions to be distributed to the Fund’s shareholders. As the Fund’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.
Recent Accounting Pronouncements
In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement (Topic 820)", which clarifies the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with ASC Topic 820. The amendments affect all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. ASU 2022-03 is effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. For all other entities the amendments are effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. An entity that qualifies as an investment company under Topic 946 should apply the amendments in ASU No. 2022-03 to an investment in an equity security subject to a contractual sale restriction that is executed or modified on or after the date of adoption. The Fund has adopted ASU No. 2022-03 and does not believe that it had a material effect on its consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740)", which updates income tax disclosure requirements related to rate reconciliation, income taxes paid and other disclosures. ASU No. 2023-09 is effective for public business entities for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Fund has adopted ASU 2023-09 for the fiscal year 2025 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 2200-40)", which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, in each relevant expense caption. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Fund is currently assessing the impact of the guidance but does not expect it will have a material impact on its consolidated financial statements.
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
Other than the aforementioned guidance, the Fund’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.
Note 3. Agreements and Related Party Transactions
Investment Advisory Agreement
Subject to the overall supervision of the Board and in accordance with the 1940 Act, the Adviser manages the Fund's day-to-day operations and provides investment advisory services to the Fund. Under the terms of the Investment Advisory Agreement, the Adviser: (i) determines the composition and allocation of the Fund’s investment portfolio, the nature and timing of the changes therein and the manner of implementing such changes; (ii) identifies, evaluates and negotiates the structure of the investments made by the Fund; (iii) performs due diligence on prospective portfolio companies; (iv) executes, closes, services and monitors the Fund’s investments; (v) determines the securities and other assets that the Fund will purchase, retain or sell; (vi) arranges financings and borrowing facilities for the Fund; (vii) provides the Fund with such other investment advisory, research and related services as the Fund may, from time to time, reasonably require for the investment of its funds; and (viii) to the extent permitted under the 1940 Act and the Advisers Act, on the Fund’s behalf, and in coordination with any sub-adviser and any administrator, provides significant managerial assistance to those portfolio companies to which the Fund is required to provide such assistance under the 1940 Act, including utilizing appropriate personnel of the Adviser to, among other things, monitor the operations of the Fund’s portfolio companies, participate in board and management meetings, consult with and advise officers of portfolio companies and provide other organizational and financial consultation.
Under the Investment Advisory Agreement, the Fund pays the Adviser fees for investment management services consisting of the base management fee and the Incentive Fees, each as defined below.
Base Management Fee
The Fund pays to the Adviser an asset-based fee (the “Management Fee”) for management services based on a percentage of net assets as of the beginning of the first calendar day of the applicable month. For purposes of the Investment Advisory Agreement, "net assets" means the Fund's total assets less liabilities, determined on a consolidated basis in accordance with U.S. GAAP. The Management Fee is payable monthly in arrears. The Management Fee for any partial month is appropriately prorated based on the actual number of days elapsed during such partial month as a fraction of the number of days in the relevant calendar year.
The Management Fee began to accrue from the Commencement of Operations. For periods ending on or prior to January 31, 2028, the Management Fee shall be calculated at an annual rate of 0.75% of Net Assets; and for periods ending after January 31, 2028, the Management Fee shall be calculated at an annual rate of 1.25% of Net Assets.
From the Commencement of Operations through December 31, 2025, the Fund incurred Management Fees of $1,139,380. As of December 31, 2025, the Fund recorded Management Fees payable of $144,988.
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
From the Commencement of Operations through December 31, 2025, the Fund did not incur any investment income-based incentive fees.
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
From the Commencement of Operations through December 31, 2025, the Fund did not accrue any Capital Gains Incentive Fees.
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
From the Commencement of Operations through December 31, 2025, the Fund incurred $848,125 of administrative overhead expenses that were included on the Consolidated Statements of Operations as professional fees. As of December 31, 2025, $449,359 of administrative overhead expenses remained payable and were included on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses. From the Commencement of Operations through December 31, 2025, the Administrator did not waive any charges that were eligible for reimbursement under the terms of the Administration Agreement.
Sub-Administration and Custodian Fees
The Adviser, in its capacity as the Administrator to the Fund, entered into a sub-administration agreement with Harmonic Fund Services (in such capacity, the “Sub-Administrator”), under which the Sub-Administrator provides various accounting and other administrative services with respect to the Fund. The Fund pays the Sub-Administrator fees for services the Administrator determines are commercially reasonable in its sole discretion. The Fund also reimburses the Sub-Administrator for all reasonable expenses. To the extent that the Sub-Administrator outsources any of its functions, the Sub-Administrator pays any compensation associated with such functions. The cost of such compensation, and any other costs or expenses under the Sub-Administration Agreement, is in addition to the cost of any services borne by the Fund under the Administration Agreement.
From the Commencement of Operations through December 31, 2025, the Fund incurred expenses for services provided by the Sub-Administrator of $322,218 that were included on the Consolidated Statements of Operations as professional fees. As of December 31, 2025, $144,718 remained payable on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses.
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
From the Commencement of Operations through December 31, 2025, the Fund incurred expenses for services provided by the Custodian of $69,788 that were included on the Consolidated Statements of Operations as professional fees. As of December 31, 2025, $59,788 remained payable on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses.
Transfer Agent Fees
The Fund has entered into a transfer agent servicing agreement with U.S. Bank Global Fund Services (in such capacity, the “Transfer Agent”). From thew Commencement of Operations through December 31, 2025, the Fund incurred expenses for services provided by the Transfer Agent of $108,333 that were included on the Consolidated Statements of Operations as professional fees. As of December 31, 2025, $23,996 remained payable on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses.
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
From the Commencement of Operations through December 31, 2025, the Adviser provided expense support of $2,700,699, which is included on the Consolidated Statements of Operations as expense support reimbursement. From the Commencement of Operations through December 31, 2025, the Fund did not make any reimbursement payments to the Adviser. As of December 31, 2025, $451,691 remained receivable and is included on the Consolidated Statements of Assets and Liabilities as expense support receivable.
Co-Investment Exemptive Relief
The 1940 Act generally prohibits BDCs from entering into negotiated co-investments with affiliates absent an order from the SEC. On June 14, 2022, the SEC granted certain affiliates of the Fund exemptive relief (the “Order”) that permits the Fund to co-invest alongside other funds managed by the Adviser or certain of its affiliates, if, among other things, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the trustees who are not “interested persons” of the Fund, the Adviser or their respective affiliates as defined in Section 2 (a)(19) of the 1940 Act (“Independent Trustees”) make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to the Fund and shareholders and do not involve overreaching in respect of the Fund or shareholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of shareholders and is consistent with the Fund’s then-current investment objective and strategies. The Order provides that, in connection with any co-investment transaction, the Fund may participate in any such co-investment transaction on terms that are the same as those applicable to the other funds managed by, or certain entities affiliated with, the Adviser or certain of its affiliates. To the extent an investment by such other fund or entity, as applicable, in an applicable co-investment opportunity is based on favorable terms, the Fund will benefit from investing in such co-investment opportunity based on such favorable terms. In addition, the Order provides that, in connection with any such co-investment transaction, the Fund will receive its pro rata share of any transaction fees (including break-up, structuring, monitoring or commitment fees but excluding brokerage or underwriting compensation permitted by section 17(e) or 57(k) of the 1940 Act), in respect of such co-investment transaction, based on the Fund’s relative share of the amount invested or committed, as applicable, in such transaction.
Controlled/Affiliated Portfolio Companies
Under the 1940 Act, the Fund is required to separately identify investments where it owns 5% or more of a portfolio company’s outstanding voting securities as investments in “affiliated” companies. In addition, under the 1940 Act, the Fund is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Under the 1940 Act, “non-affiliated investments” are defined as investments that are neither controlled investments nor affiliated investments. Detailed information with respect to the Fund’s non-controlled, non-affiliated and controlled affiliated investments is contained in the accompanying consolidated financial statements, including the consolidated schedule of investments.
The Fund has made investments in non-controlled, affiliated companies, which include its investment in SPV CA IX LLC, for purposes of holding a loan to an underlying portfolio company in lieu of the Fund receiving its California lenders license.
Note 4. Offering Costs and Organizational Expenses
The Fund has and may continue to bear expenses relating to the offering of its Shares. Offering expenses include, without limitation, legal, accounting, printing and other offering costs including those associated with the preparation of a registration statement in connection with any offering of Shares.
Organizational expenses include, without limitation, the cost of formation, including legal fees related to the creation and organization of the Fund, its related documents of organization and its election to be regulated as a BDC.
From the Commencement of Operations through December 31, 2025, the Fund incurred offering costs of $609,829. From the Commencement of Operations through December 31, 2025, the Fund did not incur any organizational expenses. As of December 31, 2025, there was no balance payable on the Consolidated Statements of Assets and Liabilities for offering costs and organizational expenses payable.
Note 5. Commitments and Contingencies
Litigation and Regulatory Matters
From time to time, the Fund may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Fund’s rights under contracts with the Fund’s portfolio companies. The Fund and the Adviser are not currently a party to any material legal proceedings.
Unfunded Portfolio Company Commitments
From time to time, the Fund enters into commitments to fund investments. As of December 31, 2025, the Fund had the following unfunded portfolio company commitments at par under loan and financing agreements:

Portfolio Company	Type of Investment	December 31, 2025
Accordion Partners LLC	First Lien Revolving Loan	$1,301,891
Accuserve Solutions, Inc.	First Lien Revolving Loan	298,295
Action Behavior Centers Therapy LLC	First Lien Delayed Draw Term Loan	913,482
Action Behavior Centers Therapy LLC	First Lien Revolving Loan	714,286
Amerilife Holdings LLC	First Lien Delayed Draw Term Loan	1,474,911
Amerilife Holdings LLC	First Lien Delayed Draw Term Loan	107,544
Amerilife Holdings LLC	First Lien Revolving Loan	1,135,718
Aprio Advisory Group, LLC	First Lien Delayed Draw Term Loan	11,123,263
Aprio Advisory Group, LLC	First Lien Delayed Draw Term Loan	4,298,459
Archduke Buyer, Inc.	First Lien Revolving Loan	404,341
Arden Insurance Services LLC	First Lien Revolving Loan	332,927
ARMStrong Receivable Management	First Lien Delayed Draw Term Loan	172,163

Portfolio Company	Type of Investment	December 31, 2025
ARMStrong Receivable Management	First Lien Delayed Draw Term Loan	128,771
ARMStrong Receivable Management	First Lien Revolving Loan	130,587
Babylon Buyer, Inc.	First Lien Revolving Loan	145,914
Baker Tilly Advisory Group, L.P.	First Lien Delayed Draw Term Loan	1,721,374
Baker Tilly Advisory Group, L.P.	First Lien Revolving Loan	781,349
Baker Tilly Advisory Group, L.P.	First Lien Revolving Loan	387,324
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	5,812,428
Bellwether Buyer, LLC	First Lien Delayed Draw Term Loan	3,012,048
Bellwether Buyer, LLC	First Lien Revolving Loan	1,204,819
Belmont Buyer, Inc.	First Lien Revolving Loan	632,267
Cerity Partners Equity Holding LLC	First Lien Delayed Draw Term Loan	12,585,187
Cerity Partners Equity Holding LLC	First Lien Revolving Loan	994,817
Chartis Group, LLC	First Lien Delayed Draw Term Loan	437,063
Chartis Group, LLC	First Lien Revolving Loan	262,238
Cherry Bekaert Advisory LLC	First Lien Delayed Draw Term Loan	1,009,017
Cliffwater, LLC	First Lien Revolving Loan	1,545,462
Coller Private Equity Backed Notes & Loans II-A L.P.	First Lien Delayed Draw Term Loan	2,221,661
Continental Buyer Inc.	First Lien Delayed Draw Term Loan	1,150,410
Continental Buyer Inc.	First Lien Revolving Loan	3,494,584
Diligent Corporation	First Lien Delayed Draw Term Loan	1,570,022
Diligent Corporation	First Lien Revolving Loan	290,254
Equinox Buyer LLC	First Lien Revolving Loan	1,483,586
Flexera Software LLC	First Lien Revolving Loan	456,525
Flow Traders Holding, LLC	First Lien Revolving Loan	5,335,063
Foundation Risk Partners, Corp.	First Lien Revolving Loan	674,442
Fullsteam Operations LLC	First Lien Delayed Draw Term Loan	3,437,500
Fullsteam Operations LLC	First Lien Revolving Loan	1,250,000
Galway Borrower LLC	First Lien Delayed Draw Term Loan	1,715,736
Galway Borrower LLC	First Lien Revolving Loan	498,262
GC Waves Holdings, Inc.	First Lien Delayed Draw Term Loan	8,669,115
GovDelivery Holdings, LLC	First Lien Revolving Loan	383,772
GS Acquisitionco Inc	First Lien Delayed Draw Term Loan	5,000,000
HBWM Intermediate II, LLC	First Lien Revolving Loan	245,465
Headlands Buyer, Inc.	First Lien Delayed Draw Term Loan	4,423,818
Headlands Buyer, Inc.	First Lien Revolving Loan	2,164,099
Heights Buyer, LLC	First Lien Delayed Draw Term Loan	1,619,142
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	1,487,779
Kona Buyer, LLC	First Lien Revolving Loan	165,205
KRIV Acquisition Inc.	First Lien Delayed Draw Term Loan	4,656,023
KRIV Acquisition Inc.	First Lien Delayed Draw Term Loan	2,619,077
KRIV Acquisition Inc.	First Lien Revolving Loan	1,097,413
Low Voltage Holdings Inc.	First Lien Delayed Draw Term Loan	369,850
Low Voltage Holdings Inc.	First Lien Revolving Loan	284,803
MAI Capital Management Intermediate LLC	First Lien Delayed Draw Term Loan	2,099,370
MAI Capital Management Intermediate LLC	First Lien Revolving Loan	871,245
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	1,333,333
MB2 Dental Solutions, LLC	First Lien Revolving Loan	455,556

Portfolio Company	Type of Investment	December 31, 2025
MEDX Holdings, LLC	First Lien Delayed Draw Term Loan	3,097,727
MEDX Holdings, LLC	First Lien Revolving Loan	1,454,545
More Cowbell II LLC	First Lien Delayed Draw Term Loan	872,218
More Cowbell II LLC	First Lien Revolving Loan	1,792,850
MRI Software LLC	First Lien Delayed Draw Term Loan	6,623,094
MRI Software LLC	First Lien Revolving Loan	927,691
oneZero Financial Systems, LLC	First Lien Delayed Draw Term Loan	1,003,846
oneZero Financial Systems, LLC	First Lien Revolving Loan	1,081,731
PAS Parent Inc.	First Lien Delayed Draw Term Loan	4,165,937
PAS Parent Inc.	First Lien Revolving Loan	375,000
Petra Borrower, LLC	First Lien Revolving Loan	669,870
Propio LS, LLC	First Lien Revolving Loan	51,579
RCP NATS Purchaser, LLC	First Lien Delayed Draw Term Loan	2,238,806
RCP NATS Purchaser, LLC	First Lien Revolving Loan	1,567,164
Redwood Purchaser, INC	First Lien Delayed Draw Term Loan	3,676,921
Redwood Purchaser, INC	First Lien Revolving Loan	1,385,500
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	563,907
Saab Purchaser, Inc	First Lien Delayed Draw Term Loan	3,452,695
Saab Purchaser, Inc	First Lien Revolving Loan	479,520
Skywalker Purchaser, LLC	First Lien Delayed Draw Term Loan	877,790
Skywalker Purchaser, LLC	First Lien Delayed Draw Term Loan	985,654
Southpaw AP Buyer, LLC	First Lien Delayed Draw Term Loan	19,861
Southpaw AP Buyer, LLC	First Lien Revolving Loan	174,236
SPV CA IX, LLC	Common Equity	6,240,741
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	4,305,786
TA/WEG Intermediate Holdings, LLC	First Lien Revolving Loan	833,266
THG Acquisition, LLC	First Lien Delayed Draw Term Loan	1,776,014
THG Acquisition, LLC	First Lien Revolving Loan	1,088,306
Titan Home Improvement, LLC	First Lien Delayed Draw Term Loan	488,372
Titan Home Improvement, LLC	First Lien Revolving Loan	406,977
TRAK Purchaser, Inc	First Lien Revolving Loan	652,939
Wasteology Group Transportation, LLC	First Lien Delayed Draw Term Loan	7,017,940
Wasteology Group Transportation, LLC	First Lien Revolving Loan	2,171,631
Wharf Street Ratings Acquisition LLC	First Lien Delayed Draw Term Loan	2,489,787
Wharf Street Ratings Acquisition LLC	First Lien Revolving Loan	2,548,610
World Insurance Associates LLC	First Lien Delayed Draw Term Loan	1,753,600
World Insurance Associates LLC	First Lien Revolving Loan	216,216
Total Par		$184,119,382
The unrealized appreciation or depreciation associated with unfunded portfolio company commitments is recorded on the consolidated financial statements and reflected as an adjustment to the valuation of the related security on the Consolidated Schedule of Investments as of December 31, 2025. The par amount of the unfunded portfolio company commitments is not recognized by the Fund until the commitment is funded.
The credit agreements of the unfunded portfolio company commitments contain customary lending provisions which are subject to the portfolio company’s achievement of certain milestones. In instances where the underlying company experiences material adverse effects that would impact the financial condition or business outlook of the company, there is relief to the Fund from funding obligations for previously made commitments. Unfunded portfolio company commitments may expire without being drawn upon, and therefore, do not necessarily represent future cash requirements or future earning assets for the Fund. The Fund expects to maintain sufficient liquidity in the form of cash, financing capacity and undrawn capital commitments from its investors to cover any outstanding unfunded portfolio company commitments the Fund may be required to fund.
Note 6. Borrowings
In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 200% (or 150% if certain conditions are met) after such borrowing. On September 30, 2024, the Adviser, as sole shareholder of the Fund, approved a proposal that, effective October 1, 2024, permits the Fund to reduce its asset coverage ratio to 150%. As of December 31, 2025, the Fund’s asset coverage ratio was 182%. From the Commencement of Operations through December 31, 2025, the weighted average borrowing and interest rate on our floating rate credit facility was $207,355,567 and 6.4%, respectively.
The following tables show the Fund’s outstanding debt as of December 31, 2025:

	December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Amount Available (1)	Net Carrying Value(2)(3)
Credit Facility	$500,000,000	$343,426,395	$156,573,605	$340,608,437
Total	$500,000,000	$343,426,395	$156,573,605	$340,608,437
_______________________________________
(1)The amount available may be subject to limitations related to the borrowing base under the Credit Facility (as defined below), outstanding letters of credit issued and asset coverage requirements.
(2)As of December 31, 2025, all of the Fund’s outstanding debt was categorized as Level 3 within the fair value hierarchy.
(3)As of December 31, 2025, the Fund recorded $16,120 of unrealized translation gain/(loss) on borrowings denominated in foreign currency.
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
The initial committed amount of the Credit Facility at closing is $250,000,000 (“Effective Date Financing Commitment”). After September 22, 2025 (“Scheduled Financing Commitment Increase Date”), the Credit Facility committed amount increased in an amount equal to $250,000,000 (“Scheduled Financing Commitment") for a total committed amount of $500,000,000. The Credit Facility has an additional discretionary accordion feature, subject to JPM’s consent and the satisfaction of applicable conditions, which could increase total commitments under the Credit Facility to up to $1,000,000,000. All amounts outstanding under the Credit Facility must be repaid by January 22, 2030.
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
The SPV paid and will pay, as applicable, an unused commitment fee (a) with respect to the Effective Date Financing Commitment of (i) initially, to but excluding April 22, 2025, 0.35% per annum, (ii) from April 22, 2025 to, but excluding October 22, 2025, 0.50% per annum, and (iii) from October 22, 2025 and thereafter, 0.60% per annum, on the average daily unused facility amount of each lender with respect to each tranche during the period from and including the date of the Credit Facility to but excluding the last day of January 22, 2029; and (b) with respect to the Scheduled Financing Commitment, (i) until the day that is three (3) months after the Scheduled Financing Commitment Increase Date, 0.35% per annum, (ii) for the period from the date described in the foregoing clause (i) to, but excluding, the date that is nine (9) months after such Scheduled Financing Commitment Increase Date, 0.50% per annum and (iii) thereafter, 0.60% per annum.

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
As of December 31, 2025, the carrying amount of the Fund’s borrowings under the Credit Facility approximated its fair value. As of December 31, 2025, unamortized financing costs of $2,817,958 were being deferred and amortized over the remaining term of the Credit Facility. As of December 31, 2025, the Credit Facility had an outstanding principal balance of $343,426,395. The Credit Facility is presented on the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance totaling $340,608,437 as of December 31, 2025.
The following table shows additional information about the interest and financing costs related to the Credit Facility from the Commencement of Operations through December 31, 2025:

For the Period January 22, 2025 (Commencement of Operations) through December 31, 2025
Interest expense related to the Credit Facility	$13,143,586
Financing expenses related to the Credit Facility	648,012
Total interest and financing expenses related to the Credit Facility	$13,791,598

Note 7. Net Assets
Issuance of Equity Securities
Since the Commencement of Operations, the Fund has completed the following issuances of common shares of beneficial interest, $0.001 par value per share ("Shares"):

Share Issuance Date	Number of Shares Issued	Proceeds
December 31, 2025	2,035,928	$51,000,000
December 1, 2025(1)	160,621	3,995,757
November 1, 2025(1)	305,442	7,637,016
October 1, 2025(1)	155,306	3,896,733
September 1, 2025(1)	1,524,498	38,171,911
August 1, 2025(1)	131,543	3,292,818
July 2, 2025	446,178	11,180,600
July 1, 2025(1)	13,868	347,520
June 30, 2025	564,249	14,139,285
June 1, 2025(1)	313,784	7,858,974
May 1, 2025(1)	608,121	15,212,518
April 2, 2025	30,460	762,420
April 1, 2025 (1)	6,170	154,449
March 31, 2025	852,090	21,328,576
March 1, 2025(1)	437,282	10,876,129
January 22, 2025	3,600,000	90,000,000
________________________________________
(1)A portion of total Shares included Shares issued to shareholders participating in the Fund’s DRIP.
All issuances of Shares are to be made at a price per Share at least equal to the net asset value per Share, with such calculation to be carried out consistent with the Fund’s Valuation Policies and procedures. The Fund had 11,185,580 Shares outstanding as of December 31, 2025.
Except with respect to Shares issued under the DRIP, sales of Shares were made pursuant to subscription agreements entered into by the Fund and its investors. Each of the sales of Shares is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Regulation D thereunder. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase of Shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of five business days’ prior notice to the funding date. As of December 31, 2025, the Fund received capital commitments totaling $736,491,000, of which, $551,740,000 remains unfunded.

Distributions
Since the Commencement of Operations, the Fund declared the following distributions:

Record Date	Payment Date	Distribution Rate per Share	Distribution Paid
December 30, 2025	January 22, 2026	$0.25	$2,287,413
November 30, 2025(1)	December 22, 2025	$0.02	$179,781
November 30, 2025	December 22, 2025	$0.25	$2,247,258
October 31, 2025	November 21, 2025	$0.25	$2,170,897
September 30, 2025	October 21, 2025	$0.25	$2,132,071
August 31, 2025(1)	September 22, 2025	$0.02	$140,076
August 31, 2025	September 22, 2025	$0.25	$1,750,946
July 31, 2025	August 21, 2025	$0.25	$1,718,061
June 30, 2025	July 21, 2025	$0.25	$1,461,986
May 31, 2025(1)	June 20, 2025	$0.02	$110,683
May 31, 2025	June 20, 2025	$0.25	$1,383,541
April 30, 2025	May 21, 2025	$0.25	$1,231,510
March 31, 2025	April 21, 2025	$0.25	$1,009,331
February 28, 2025	March 21, 2025	$0.25	$900,010
(1) Represents a special cash distribution.
Note 8. Investments
The following table presents the composition of the Fund’s investment portfolio at cost and fair value as of December 31, 2025.

	December 31, 2025
Investments:	Amortized Cost	Fair Value	Percent of Total Investments at Fair Value
First Lien Loans	$538,679,295	$537,572,790	89.9%
Second Lien Loans	24,460,213	24,615,597	4.1
Unsecured Notes	31,862,923	32,321,649	5.4
Preferred Equity	1,793,313	1,793,178	0.3
Common Equity	1,652,037	1,736,093	0.3
Total Investments	$598,447,781	$598,039,307	100.0%
The geographic composition of investments based on fair value as of December 31, 2025 was as follows:

December 31, 2025
U.S	93.5%
Non-U.S.	6.5
Total	100.0%

The industry composition of investments based on fair value as of December 31, 2025 was as follows:

December 31, 2025
Capital Markets	5.9%
Consumer Finance	2.1
Diversified Consumer Services	0.4
Financial Services	21.1
Health Care Providers & Services	16.2
Health Care Technology	2.3
Insurance	17.3
IT Services	0.8
Professional Services	16.9
Real Estate Management & Development	5.2
Software	10.5
Technology Hardware, Storage & Peripherals	1.3
Total	100.0%
Note 9. Fair Value of Investments
Under ASC Topic 820 ("ASC 820"), fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between a willing buyer and a willing seller at the measurement date. For the Fund’s portfolio securities, fair value is generally the amount that the Fund might reasonably expect to receive upon the current sale of the security. The fair value measurement assumes that the sale occurs in the principal market for the security, or in the absence of a principal market, in the most advantageous market for the security. If no market for the security exists or if the Fund does not have access to the principal market, the security should be valued based on the sale occurring in a hypothetical market.
ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC 820, these levels are summarized below:
Level 1 Valuations – include quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2 Valuations – include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
Level 3 Valuations – include inputs that are unobservable and significant to the fair value measurement.
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
The following table presents the fair value hierarchy as of December 31, 2025.

		December 31, 2025
	Level 1	Level 2	Level 3	Total
First Lien Loans	$—	$51,187,460	$486,385,330	$537,572,790
Second Lien Loans	—	13,480,597	11,135,000	24,615,597
Unsecured Notes	—	5,360,275	26,961,374	32,321,649
Preferred Equity	—	—	1,793,178	1,793,178
Subtotal	$—	$70,028,332	$526,274,882	$596,303,214
Investments Measured at NAV	—	—	—	1,736,093
Total	$—	$70,028,332	$526,274,882	$598,039,307
The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and from the Commencement of Operations through December 31, 2025.

	For the Period January 22, 2025 (Commencement of Operations) through December 31, 2025
	First Lien Loans	Second Lien Loans	Unsecured Note	Preferred Equity	Total Investments
Fair value, beginning of period	$-	$-	$-	$-	$-
Purchases of investments, net	532,492,372	11,089,325	26,853,094	1,793,312	572,228,103
Proceeds from sales and principal payments, net	(46,816,878)	-	-	-	(46,816,878)
Realized gain (loss) on investments	27,231	-	(4)	-	27,227
Net unrealized appreciation/(depreciation)	(286,120)	43,965	98,451	(134)	(143,838)
Net accretion of discount and amortization of investments	968,725	1,710	9,833	-	980,268
Ending balance	$486,385,330	$11,135,000	$26,961,374	$1,793,178	$526,274,882
From the Commencement of Operations through December 31, 2025, there were no transfers into or out of Level 2 or Level 3.

The following table presents the net unrealized appreciation (depreciation) for the Level 3 investments held by the Fund from the Commencement of Operations through December 31, 2025.

Net Unrealized Appreciation (Depreciation)	For the Period January 22, 2025 (Commencement of Operations) through December 31, 2025
First Lien loans	$(286,120)
Second Lien Loans	43,965
Unsecured Note	98,451
Preferred Equity	(134)
Total	$(143,838)
The following table presents quantitative information about the significant unobservable inputs of the Fund’s Level 3 investments as of December 31, 2025. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Adviser’s determination of fair value.

	December 31, 2025
Investments	Fair Value	Valuation Technique	Unobservable Input	Range (weighted average)
First Lien Loans	$353,693,110	Discounted Cash Flow	Discount Rate	7.6% - 10.4% (8.8%)
First Lien Loans	132,692,220	Market Transaction	Market Transaction	97.0% - 99.9% (99.1%)
Second Lien Loans	11,135,000	Discounted Cash Flow	Discount Rate	9.6% - 11.9% (10.0%)
Unsecured Notes	21,371,755	Discounted Cash Flow	Discount Rate	6.5% - 15.5% (9.6%)
Unsecured Notes	4,652,455	Market Transaction	Market Transaction	98.5% - 98.5% (98.5%)
Unsecured Notes	937,164	Market Transaction	Market Transaction	$174.0 - $174.0 ($174.0)
Preferred Equity	1,793,178	Discounted Cash Flow	Discount Rate	13.1% - 14.2% (13.6%)
Total	$526,274,882
Increases or decreases in unobservable inputs in isolation would result in a higher or lower fair value measurement for such assets. Generally, an increase in market yields may result in a decrease in the fair value of certain of the Fund’s investments.
Note 10. Earnings Per Share
In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic and diluted net increase in net assets resulting from operations per Share is computed by dividing the net increase in net assets resulting from operations by the weighted average number of Shares outstanding during the period. The methodology for the weighted average number of Shares outstanding during the period utilizes the weighted average number of Shares from the beginning of the period through the end of the period. Other potentially dilutive Shares, and the related impact to earnings, are considered when calculating earnings per Share on a diluted basis. For the period from the Commencement of Operations through December 31, 2025, there were no dilutive Shares.
The following table sets forth the computation of basic and diluted earnings per Share from the Commencement of Operations through December 31, 2025.

For the Period January 22, 2025 (Commencement of Operations) through December 31, 2025
Net increase (decrease) in net assets resulting from operations	$19,066,477
Weighted average Shares outstanding—basic and diluted	6,593,662
Basic and diluted net increase in net assets resulting from operations per Share	$2.89

Note 11. Taxes
The Fund intends to elect to be treated and intends to qualify annually as a RIC, to distribute substantially all of its income and to comply with the other requirements of the Code applicable to RICs. Accordingly, no provision for federal taxes is required. In addition, by distributing during each calendar year substantially all of its net investment income, net realized capital gains and certain other amounts, if any, the Fund intends not to be subject to a material federal excise tax. The Fund did not have any liabilities for uncertain tax positions or unrecognized tax benefits as of December 31, 2025.
For the period ended December 31, 2025, the Fund had $766,803 of undistributed ordinary income and $423,890 of net unrealized depreciation on investments. Total distributions declared during the period ended December 31, 2025 were comprised entirely of ordinary income.
During the period ended December 31, 2025, the Fund did not record a Return of Capital Statement of Position ("ROCSOP") adjustment as there were no permanent book to tax differences.

As of December 31, 2025, the tax cost of the Fund’s investments approximates its amortized cost.
Note 12. Financial Highlights
The following per Share data has been derived from information provided on the consolidated financial statements. The following is a schedule of financial highlights from the Commencement of Operations through December 31, 2025:

For the Period January 22, 2025 (Commencement of Operations) through December 31, 2025
Per Share operating performance:
Net asset value, beginning of year/period	$25.00
Results of operations:
Net investment income[1]	2.91
Net realized gains (losses) and unrealized appreciation (depreciation)[2]	(0.05)
Net increase (decrease) in net assets resulting from operations	2.86

Distribution to Common Shareholders
Distribution from earnings	(2.81)
Net decrease in net assets resulting from distributions	(2.81)
Net asset value, end of year/period	$25.05

Shares outstanding, end of year/period	11,185,580
Ratio/Supplemental data:
Net assets, end of year/period	$280,198,619
Weighted average Shares outstanding	6,593,662
Total return[3]	12.1%
Portfolio turnover	20.1%
Ratio of net expenses to net assets[4]	10.8%
Ratio of net investment income to net assets[4]	13.0%
(1)The per Share data was derived by using the weighted average Shares outstanding during the period.
(2)The amount shown at this caption is the balancing amount derived from the other figures in the schedule. The amount shown at this caption for a Share outstanding throughout the year/period does not agree with the change in the aggregate appreciation and depreciation in portfolio securities for the period because of the timing of sales of the Fund's Shares in relation to fluctuating market values for the portfolio.

(3)Total return is based upon the change in net asset value per Share between the opening and ending net asset values per Share, assuming reinvestment of any distributions during the period. Total return is not annualized and does not include a sales load.
(4)The ratios reflect an annualized amount. For the period from the Commencement of Operations through December 31, 2025, the ratio of total Operating Expenses to average net assets was 12.5% on an annualized basis, excluding the effect of the expense support. For the period from the Commencement of Operations through December 31, 2025, the ratio of net investment income to average net assets was 11.3% on an annualized basis, excluding the effect of the expense support.
Note 13. Subsequent Events
Management has evaluated subsequent events and transactions for potential recognition and/or disclosure through the date the consolidated financial statements were issued.
Except as set forth below, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized on the consolidated financial statements as of and from the Commencement of Operations through December 31, 2025.
On January 1, 2026 (with the final number of Shares being determined on January 21, 2026), the Fund issued and sold 215,768.463 Shares at a NAV of $25.0500 per share, pursuant to the subscription agreements entered into by the Fund and its investors, for an aggregate offering price of $5,405,000.
On February 1, 2026 (with the final number of Shares being determined on February 17, 2026), the Fund issued and sold 1,352,532.575 Shares at a NAV of $25.0267 per share, pursuant to the subscription agreements entered into by the Fund and its investors, for an aggregate offering price of $33,849,427.
On January 29, 2026, the Board declared distributions with respect to the Fund's Shares as follows:

Distribution Period	Record Date	Payment Date[1]	Distribution Per Share
January 2026	January 31, 2026	February 20, 2026	$0.22
February 2026	February 28, 2026	March 20, 2026	0.02	[2]
February 2026	February 28, 2026	March 20, 2026	0.22
1 The Distributions will be paid on or around the payment dates above.
2 Represents a special distribution.
On February 13, 2026, the Fund commenced a Tender Offer (the "March 2026 Tender Offer") to purchase for cash up to 559,179 of Shares at a price equal to the applicable NAV at March 31, 2026, or such later date as may be determined by the Fund if the March 2026 Tender Offer is extended. The Shares subject to the March 2026 Tender Offer represent approximately 5.00% of the outstanding Shares as of December 31, 2026. The March 2026 Tender Offer expired at 5:00 p.m., Eastern Time, on March 17, 2026. Shares repurchased will be determined once March 31, 2026 NAV is finalized. All Shares issued after April 1, 2025, except for Shares issued pursuant to the Fund's DRIP, that are tendered and repurchased in the March 2026 Tender Offer will be subject to a 2.00% "early repurchase deduction".

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There are not and have not been any disagreements between the Fund and its accountant on any matter of accounting principles, practices, or financial statement disclosure.
Item 9A. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of December 31, 2025 (the end of the period covered by this report), our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15(e) of the 1934 Act). Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b)Report of Management on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that (i) pertain to assets of ours; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of ours are being made only in accordance with authorizations of our management and trustees; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025 based upon the criteria in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management determined that our internal control over financial reporting was effective as of December 31, 2025.
Due to our status as an “emerging growth company” under the JOBS Act, we were not required to obtain an attestation report from our independent registered public accounting firm on our internal control over financial reporting as of December 31, 2025.
(c)Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal controls over financial reporting that occurred during the period ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Item 9B. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2025, none of our trustees or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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
Trustees
Information regarding the Board of Trustees is as follows:

Name	Age	Position(s) Held
Interested Trustees
David J. Wermuth	57	Chairman
Scott J. Bronner	42	President
Independent Trustees
Jennifer J. Burleigh	59	Trustee
Scott E. Heberton	59	Trustee
Peter E. Roth	67	Trustee
The address for each trustee is c/o Stone Point Credit Income Fund, c/o Stone Point Credit Income Adviser LLC, 20 Horseneck Lane, Greenwich, Connecticut 06830.
Executive Officers Who Are Not Trustees
Information regarding the Fund’s current executive officers who are not trustees is as follows:

Name	Age	Position(s) Held
Steven P. Henke	42	Chief Financial Officer and Treasurer
Brian J. Rooder	49	Chief Compliance Officer and Secretary
The address for each executive officer is c/o Stone Point Credit Income Fund, c/o Stone Point Credit Income Adviser LLC, 20 Horseneck Lane, Greenwich, Connecticut 06830.

Biographical Information
Interested Trustees
David J. Wermuth is the Chairman of the Board of Trustees of the Fund, Managing Director and General Counsel of the Adviser, Co-President, Chief Operating Officer and General Counsel of Stone Point Capital, a member of the Investment Committees of the Adviser and the general partners of the Trident Funds, and a member of the Valuation Committee of the Adviser. Mr. Wermuth is also a member of Stone Point’s Risk and Compliance Committee and currently serves on the board of Stone Point Credit Corporation and Stone Point Credit Income Fund - Select. He joined the Stone Point platform in 1999 from Cleary, Gottlieb, Steen & Hamilton LLP, where from 1996 to 1999 he was a corporate attorney specializing in mergers and acquisitions. Prior to joining Cleary Gottlieb, Mr. Wermuth served as a law clerk to a federal judge of the U.S. Court of Appeals for the Ninth Circuit and as an auditor for KPMG Peat Marwick. Mr. Wermuth holds a B.A. from Yale University, an M.B.A. from the New York University Leonard N. Stern School of Business and a J.D. from Cornell Law School.
Scott J. Bronner is the President of the Fund, Head of Stone Point Credit and Managing Director of Stone Point Capital, and a member of the Investment Committee, Allocation Committee and Valuation Committee of the Adviser. Mr. Bronner currently serves on the board of Stone Point Corporation and Stone Point Credit Income Fund - Select. Prior to joining the Stone Point platform in 2009, Mr. Bronner was an Analyst in the Private Equity Division at Lehman Brothers Inc. Mr. Bronner holds a B.A. from Amherst College.
Independent Trustees
Jennifer J. Burleigh is an Independent Trustee and Chair of the Nominating and Governance Committee of the Fund. Ms. Burleigh is also an Independent Director and Chair of the Nominating and Governance Committee of Stone Point Credit Corporation and an Independent Trustee and Chair of the Nominating and Governance Committee of Stone Point Credit Income Fund - Select. Ms. Burleigh, a retired partner of Debevoise & Plimpton, focused her legal practice on advising sponsors of private investment funds, covering a broad array of strategies, including leveraged buyout, energy/infrastructure, real estate, mezzanine and distressed debt and equity. Ms. Burleigh had significant experience in emerging markets fund formation, including assisting emerging market-based sponsors in accessing international markets. Ms. Burleigh also advised with respect to asset manager spin-outs, strategic investments in private investment firms and the establishment of new investment firms. Ms. Burleigh joined Debevoise in 1994, becoming a partner in 2002. She retired from practice in 2014 and has devoted her time to non-profit work and writing fiction. Ms. Burleigh currently serves on the board of Concord Academy in Concord, Massachusetts. Ms. Burleigh received her B.A. with honors from Stanford University in 1989, and her J.D. in 1994 from Columbia Law School, where she was a Harlan Fiske Stone Scholar and a managing editor of the Columbia Law Review.
Scott E. Heberton is an Independent Trustee of Stone Point Credit Income Fund. Mr. Heberton is also an Independent Director of Stone Point Credit Corporation and an Independent Trustee of Stone Point Credit Income Fund - Select. Mr. Heberton currently serves as an Advisor to Lovell Minnick Partners and a Board Member and Executive Chairman of Omni Healthcare Financial, LLC following his retirement from Wells Fargo Securities in 2019. During his tenure at Wells Fargo Securities, Mr. Heberton served for over 10 years as head of FIG Investment Banking and Capital Markets. He was a member of the Investment Bank's Operating Committee as well as the Investment Banking Commitment Committee and Advisory Committee. Mr. Heberton's extensive career in Financial Services has been primarily focused on advisory work and capital raising for the industry verticals of Specialty Finance, Residential and Commercial Real Estate and Alternative Asset Management. Mr. Heberton earned his M.B.A. from the Fuqua School of Business at Duke University and holds a a Bachelor of Arts degree in Economics from the University of Virginia.
Peter E. Roth is an Independent Trustee and Chair of the Audit Committee of Stone Point Credit Income Fund. Mr. Roth is also an Independent Director and Chair of the Audit Committee of Stone Point Credit Corporation and an Independent Trustee and Chair of the Audit Committee of Stone Point Credit Income Fund - Select. Mr. Roth is the Managing Partner of Rothpoint Group LLC, a consulting firm specializing in the financial services industry. Mr. Roth is a Non-Executive Director and Senior Independent Director of the City of London Investment Group plc, a publicly traded (London Stock Exchange) asset management firm. He is also Chairman of the Audit Committee and a member of the Nominations and Remuneration Committees. In the non-profit sector, he serves on the Board of St. Mary's Healthcare System for Children and is Chairman of the Finance Committee and a member of the Executive Committee. Prior to establishing Rothpoint, Mr. Roth had a 40 year plus career in the financial services industry. He was the head of investment banking at Fox, Pitt, Kelton Inc for thirteen years and a member of the firm's Operating Committee. At Keefe, Bruyette & Woods, he joined as the Head of Insurance Investment Banking and later became the Chief Executive Officer of KBW

Asset Management, an SEC registered investment firm specializing in the financial services industry. He served on the firm's Operating Committee and was a member of the Board of Directors of KBW, Inc. at the time of its initial public offering. Mr. Roth received a Bachelor of Arts degree from the University of Pennsylvania and a Master's of Business Administration from The Wharton School at the University of Pennsylvania.
Executive Officers Who are Not Trustees
Steven P. Henke is the Chief Financial Officer and Treasurer of the Fund and a Vice President of Stone Point Credit. Mr. Henke has been with Stone Point Credit since 2020 and is a member of the Valuation Committee and the Disclosure Controls Committee. Previously, Mr. Henke was a Controller at TriplePoint Capital and Medley Capital and an Audit Manager at Ernst & Young. Mr. Henke holds a B.S. in Accounting from Fordham University and is a Certified Public Accountant in New York.
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
John Spinola is the Senior Compliance Officer at Stone Point Credit. He joined Stone Point in 2025. Previously, Mr. Spinola was on the Regulatory and Fund Compliance team covering Private Equity at Ares Management, a Senior Vice President of Compliance at Paloma Partners Management Co., a Vice President of Compliance at Alger, a Vice President of Compliance at Jennison Associates and a Senior Associate on the Account Management team at Bridgewater Associates. Mr. Spinola holds a B.S. from Fordham University.
Audit Committee
The Audit Committee is composed of all of the Independent Trustees. Peter E. Roth serves as Chair of the Audit Committee. The Board has determined that Mr.Roth is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the Exchange Act. Mr. Roth, Ms. Burleigh, and Mr. Heberton meet the current requirements of Rule 10A‑3 under the Exchange Act. The Audit Committee operates pursuant to a charter approved by the Board, which sets forth the responsibilities of the Audit Committee. The Audit Committee’s responsibilities include establishing guidelines and making recommendations to the Board regarding the valuation of the Fund’s investments; selecting the Fund’s independent registered public accounting firm; reviewing with such independent registered public accounting firm the planning, scope and results of their audit of the Fund’s financial statements; pre-approving the fees for services performed; reviewing with the independent registered public accounting firm the adequacy of internal control systems; reviewing the Fund’s annual audited financial statements, and periodic filings; and receiving the Fund’s audit reports and financial statements.

Nominating and Governance Committee
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
The Nominating and Governance Committee seeks candidates who possess the background, skills and knowledge to make a significant contribution to the Board, the Fund and the shareholders. In considering possible candidates for election as a trustee, the Nominating and Governance Committee takes into account, in addition to such other factors as it deems relevant, the desirability of selecting trustees who:
•are of high character and integrity;
•are accomplished in their respective fields, with superior credentials and recognition;
•have relevant knowledge and experience upon which to be able to offer advice and guidance to management;
•have sufficient time available to devote to the Fund’s affairs;
•are able to work with the other members of the Board and contribute to the Fund’s success;
•can represent the long-term interests of shareholders as a whole; and
•are selected such that the Board represents a range of backgrounds and experience.
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
Code of Ethics
The Fund and the Adviser have each adopted a code of ethics pursuant to Rule 17j‑1 under the 1940 Act and Rule 204A‑1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain transactions by the Fund’s personnel. These codes of ethics generally will not permit investments by the Fund’s and the Adviser’s personnel in securities that may be purchased or sold by the Fund.
Insider Trading Policy
The Fund has adopted an Insider Trading Policy applicable to us, our officers and our trustees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations. A copy of the Insider Trading Policy has been filed as an exhibit to this Annual Report on Form 10-K.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires executive officers and trustees and persons who beneficially own more than 10% of any class of a company’s common shares to file reports of ownership and changes in ownership with the SEC. To our knowledge, based solely on a review of the copies of reports or written representations from such persons, we believe that during the year ended December 31, 2025 our executive officers and trustees have complied in a timely manner with all applicable Section 16(a) filing requirements with the following inadvertent exceptions: Mr. Henke filed a late Form 3 with respect to his initial ownership of shares due to administrative error.

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
None of the Fund’s executive officers receive direct compensation from the Fund. Certain of the Fund’s executive officers and other members of the Stone Point Credit Investment Team, through their ownership interest in or management positions with the Adviser, may be entitled to a portion of any profits earned by the Adviser or its affiliates (including any fees payable to the Adviser under the terms of the Investment Advisory Agreement, less expenses incurred by the Adviser in performing its services under the Investment Advisory Agreement). The Adviser or its affiliates may pay additional salaries, bonuses, and individual performance awards and/or individual performance bonuses to the Fund’s executive officers in addition to their ownership interest.
Compensation of Independent Trustees
Compensation to be paid to each Independent Trustee of the Fund is based on a Stone Point Credit Income Fund Complex4 combined Net Asset Value; $75,0005 per year plus $2,500 per each scheduled quarterly Board meeting attended, plus an additional $15,000 per year to be paid to the Chair of the Audit Committee and an additional $5,000 per year to be paid to the Chair of the Nominating and Governance Committee. The Independent Trustees also receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attending any meeting. No compensation is expected to be paid to the Interested Trustees with respect to the Fund.
The following table sets forth compensation of the Fund’s Independent Trustees for the fiscal year ended December 31, 2025.

Name	Fees Earned (1)	Share Awards (2)	All Other Compensation	Total
Jennifer J. Burleigh	$102,774	—	—	102,774
Scott E. Heberton	$97,774	—	—	97,774
Peter E. Roth	$112,774	—	—	112,774
________________________________________
(1)No compensation is paid to our trustees who are “interested persons,” as such term is defined in Section 2(a)(19) of the 1940 Act.
(2)We do not maintain a Share or option plan, non-equity incentive plan or pension plan for our trustees.
Timing of Grants of Options
The Fund did not grant awards of share options, share appreciation rights or similar option-like instruments during fiscal year 2025. Accordingly, we have nothing to report under Item 402(x) of Regulation S-K.
4 Stone Point Credit Income Fund Complex is the combined NAV of Stone Point Credit Income Fund and Stone Point Credit Income Fund - Select.
5 $75,000 per annum if the Stone Point Credit Income Complex is below $1,500,000,000 and if above $1,500,000,000 for the Stone Point Credit Income Fund Complex, compensation increases to $150,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The following table sets forth, as of February 28, 2026, the beneficial ownership of each Trustee and executive officer of the Fund, and the executive officers and trustees as a group.
Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Unless otherwise indicated, the Fund believes that each beneficial owner set forth in the table has sole voting and investment power and has the same address as the Fund. Our address is 20 Horseneck Lane, Greenwich, Connecticut 06830.

Name and Address of Beneficial Owner	Number of Shares Owned Beneficially (1)	Percentage of Class (2)(3)
Interested Trustees
David J. Wermuth	—	—%
Scott J. Bronner	28,668	*%
Independent Trustees
Jennifer J. Burleigh	—	—%
Scott E. Heberton	—	—%
Peter E. Roth	—	—%
Executive Officers
Steven Henke	1,138	*%
Brian J. Rooder	636	*%
All executive officers and trustees as a group (seven persons)	30,442	*%

*Represents less than 1%
(1) Beneficial ownership has been determined in accordance with Rule 13d‑3 under the Exchange Act.
(2) Based on a total of 12,801,476 Shares issued and outstanding on February 28, 2026.
(3) As of February 28, 2026, the Fund had 160 holders of its Shares.
Set forth below is the dollar range of equity securities beneficially owned by each of our trustees as of February 28, 2026. We are not part of a “family of investment companies,” as that term is defined in the 1940 Act.

Name of Trustee	Dollar Range of Equity Securities Beneficially Owned (1)(2)
Interested Trustees
David J. Wermuth	None
Scott J. Bronner	Over $100,000
Independent Trustees
Jennifer J. Burleigh	None
Scott E. Heberton	None
Peter E. Roth	None
________________________________________
(1)The dollar ranges are: None, $1‑$10,000, $10,001‑$50,000, $50,001‑$100,000, or Over $100,000.
(2)Beneficial ownership has been determined in accordance with Rule 16a‑1(a)(2) of the Exchange Act.

Delaware Law and Certain Declaration of Trust Provisions
Derivative Actions
No person, other than a Trustee, who is not a shareholder shall be entitled to bring any derivative action, suit or other proceeding on behalf of the Fund. Any shareholder may maintain a derivative action on behalf of the Fund.
In addition to the requirements set forth in Section 3816 of the Delaware Statutory Trust Act, a shareholder may bring a derivative action on behalf of the Fund only if the following conditions are met: (i) a pre-suit demand has been made on the Board if an effort to cause the Trustees to bring such an action is not likely to succeed, and a demand shall only be deemed not likely to succeed and therefore excused if a majority of the Board, or a majority of any committee established to consider the merits of such action, is composed of Board members who are not “Independent Trustees” (as that term is defined in the Delaware Statutory Trust Act); and (ii) unless a demand is not required under clause (i) above, the Board must be afforded a reasonable amount of time to consider such shareholder request and to investigate the basis of such claim; and the Board shall be entitled to retain counsel or other advisors in considering the merits of the request. In the event that the Trustees determine not to bring such action, it may require an undertaking by the shareholders making such request to reimburse the fund for the expense of any advisors. For purposes of this paragraph, the Board may designate a committee of one or more Trustees to consider a shareholder demand.
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
Item 13. Certain Relationships and Related Transactions, and Trustee Independence
Various potential and actual conflicts of interest may arise from the overall investment activities of the Adviser for their own accounts and for the accounts of others. The following briefly summarizes some of these conflicts, but is not intended to be an exhaustive list of all such conflicts.

Allocation of Time, Services or Functions
The Investment Team and other investment professionals and individuals providing services on behalf of the Adviser will continue to devote such time and attention to other present and future business activities and advisory relationships, including any other Stone Point Funds, as is required to discharge duties to them, and conflicts of interest may arise in allocating management time, services or functions among the Fund, on the one hand, and any other present and future business activities and advisory relationships, on the other hand. Other conflicts of interest may arise for Stone Point and the Investment Team in connection with their management of the Fund and other clients, including certain transactions involving investments by the Fund and other clients in the same portfolio company (including in respect of timing, structuring, and terms of such investments and disposition thereof). As a result, certain members of the Investment Team and related business professionals may be unavailable to devote their time to the business activities of the Fund. Also, in connection with prior investments by other Stone Point Funds, Stone Point and/or their portfolio companies may enter into confidentiality, exclusivity, non-competition or similar agreements that may limit the ability of the Fund to pursue an investment in one or more companies. In addition, as a result of existing investments and activities, the Adviser and the Investment Team may from time to time acquire confidential information that they will not be able to use for the benefit of the Fund.
Other Investment Activities
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
Compensation Arrangements
The Adviser and its affiliates, including the Fund’s officers and some of its trustees, may face conflicts of interest caused by compensation arrangements with the Fund and its affiliates, which could result in increased risk-taking by the Fund. The Adviser and its affiliates will receive fees from the Fund in return for their services, which may include certain management and incentive fees based on the amount of income or capital appreciation of the Fund’s investments. These fees could influence the advice provided to the Fund. Generally, the more equity the Fund sells and the greater the risk assumed by the Fund with respect to its investments, the greater the potential for growth in the Fund’s assets and profits, and, correlatively, the fees payable by the Fund to the Adviser or its affiliates. These compensation arrangements could affect the Adviser’s or its affiliates’ judgment with respect to recommending offerings of equity or the incurrence of debt and investments made by the Fund, which allow the Adviser or the affiliate to earn increased management fees.
As described in more detail below, the Incentive Fee payable by the Fund to the Adviser or its affiliates may create an incentive for the Adviser or such affiliates to incur additional leverage and to make investments on the Fund's behalf that are risky or more speculative than would be the case in the absence of such compensation arrangements. The way in which the Incentive Fee is determined may encourage the Adviser or the affiliates to use leverage to increase the leveraged return on the Fund's investment portfolio.
Incentive Fees
Beginning February 1, 2026, a portion of the Incentive Fee is based on the Fund’s pre-Incentive Fee net investment income regardless of any capital losses. In such case, the Fund may be required to pay the Adviser an Incentive Fee for a fiscal quarter even if there is a decline in the value of the Fund’s portfolio or if the Fund incurs a net loss for that quarter.

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

Minority Investor in Adviser
As of January 1, 2021, an affiliate of WAFRA (the “Wafra Investor”) holds an indirect, passive, minority stake in the Adviser, representing approximately 20% of the carry and net management company interest in the investment funds, accounts and investment vehicles managed by the Adviser, including the Fund (the “Credit Vehicles”).
Although the WAFRA Investor does not have the right to participate in the investment process or the day-to-day management of the Adviser or the Credit Vehicles, it may have financial or other interests that could conflict with the interests of the Credit Vehicles and its limited partners or shareholders. In addition, the Wafra Investor may invest in the same companies either at the same time, subject to regulatory requirements, or at different times, and may compete for investments directly and through other interests it holds.
Material Non-Public Information
Certain members of the Adviser may serve on investment or similar governing committees of portfolio companies of the Fund, including those that engage in asset management. As a result, the Adviser and its affiliates may from time to time acquire confidential or material non-public information that they will not be able to use for the benefit of the Fund, which may lead to the Fund not being able to initiate a transaction that it otherwise might have initiated and not being able to sell an investment that it otherwise might have sold. Also, in connection with investments by other Stone Point Funds, the Adviser and its affiliates and/or portfolio companies of such other Stone Point Funds may enter into confidentiality, exclusivity, non-competition or similar agreements that may limit the ability of the Fund to pursue an investment in one or more companies. In addition, as a result of existing investments and activities, the Adviser and the Stone Point Credit Investment Team may from time to time acquire confidential information that they will not be able to use for the benefit of the Fund. Furthermore, by reason of their responsibilities in connection with their other activities in general, certain of the Adviser’s personnel may acquire confidential or material non-public information or be restricted from initiating transactions in certain securities. In those instances, the Fund will not be free to act upon any such information. Due to these restrictions, the Fund may not be able to initiate a transaction that it otherwise might have initiated and may not be able to sell a portfolio investment that it otherwise might have sold. Conversely, the Fund may not have access to material non-public information in the possession of other Stone Point Funds which might be relevant to an investment decision to be made by the Fund, and the Fund may initiate a transaction or sell a portfolio investment which, if such information had been known to it, may not have been undertaken.
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
Affiliated Broker-Dealer
The Adviser is an affiliate of SPC Capital Markets LLC, a Delaware limited liability company (the “Affiliated Broker-Dealer”), which is registered as a broker-dealer with the SEC and a member of FINRA and the Securities Investor Protection Corporation. The Affiliated Broker-Dealer is authorized to engage in the following activities: (i) acting as broker or dealer selling corporate debt securities; (ii) acting as firm commitment underwriter; (iii) acting as real estate syndicator; (iv) investment advisory services (incidental to its role as broker-dealer), including acting as financial advisor to issuers of securities, and participants in mergers, acquisitions, sales, and dispositions of companies; and (v) private placements of securities. The Affiliated Broker Dealer, together with other Stone Point Credit-affiliated entities that conduct financial services, loan origination, structuring, placement or other similar business as a broker, dealer, distributor, syndicator, arranger or originator of securities or loans, may receive fees from other investors and portfolio companies in which the Fund invests but will not collect fees from the Fund.
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
Advisors and Consultants
The Adviser may work with or alongside one or more consultants, advisors (including senior advisors and CEOs) and/or operating partners who are retained by the Adviser on a consultancy or retainer or other basis, to provide services to the Fund. The functions undertaken by such persons with respect to the Fund will not be exclusive and such persons may perform similar functions and duties for other organizations which may give rise to conflicts of interest. Such persons may also be appointed to the board of directors of companies and have other business interests which give rise to conflicts of interest with the interests of the Fund or a portfolio company of the Fund. Shareholders should note that such persons may retain compensation that will not offset the Management Fee payable to the Adviser, including that: (a) such persons are permitted to retain all directors’ fees, monitoring fees and other compensation received by them in respect of acting as a director or officer of, or providing other services to, a portfolio company and such amounts shall not be credited against the Management Fee; (b) certain of such persons may be paid a deal fee, a consultancy fee or other compensation where they are involved in a specific project relating to the Fund, which fee will be paid either by the Fund or, if applicable, the relevant portfolio company; and (c) such persons may be invited to invest in or alongside the Fund in investments, as part of a participation scheme or otherwise, and will be entitled to retain all of the proceeds generated from such investments.
Valuation Matters
In accordance with Rule 2a‑5 under the 1940 Act, the Board has designated the Adviser as the Fund’s “Valuation Designee”. The Adviser, with the assistance of its Valuation Committee, subject to oversight by the Board, is responsible for determining the fair value of the Fund’s investments in instances where there is no readily available market quotation. Investments for which market quotations are readily available may be priced by independent pricing services. From time to time, the Fund retains an external, independent valuation firm to provide data and valuation analyses on the Fund’s portfolio companies.
The Fund’s investment portfolio is recorded at fair value as determined in good faith in accordance with procedures established by the Board (“Valuation Policy”) and, as a result, there is and will be uncertainty as to the value of the Fund’s portfolio investments. Under the 1940 Act, the Fund is required to carry its portfolio investments at market value or, if there is no readily available market quotation, at fair value as determined in accordance with the Valuation Policy. There is not a public market or active secondary market for many of the types of investments in privately held companies that the Fund intends to hold and make. The Fund’s investments may not be publicly traded or actively traded on a secondary market but, instead, may be traded on a privately negotiated over-the-counter secondary market for institutional investors, if at all. As a result, these investments are valued quarterly at fair value as determined in good faith in accordance with the Valuation Policy approved by the Board.
The determination of fair value, and thus the amount of unrealized appreciation or depreciation the Fund may recognize in any reporting period, is to a degree subjective, and the Adviser has a conflict of interest in making fair value determinations. The types of factors that may be considered in determining the fair values of the Fund’s investments include the nature and realizable value of any collateral, the portfolio company's ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, current market interest rates, precedent transactions and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The determinations of fair value in accordance with the Valuation Policy approved by the Board may differ materially from the values that would have been used if an active market and market quotations existed for such investments. The Fund’s net asset value could be adversely affected if the determinations regarding the fair value of the investments were materially higher than the values that the Fund ultimately realizes upon the disposal of such investments.
Operating Policies
The Board will have the authority to modify or waive certain operating policies, investment criteria and strategies, in some cases without prior notice and without shareholder approval. The Fund cannot predict the effect any changes to current operating policies, investment criteria and strategies would have on its business, net asset value, operating results and the value of its securities. However, the effects might be adverse, which could negatively impact the Fund’s ability to pay distributions and may cause shareholders to lose all or part of their investment. Moreover, the Fund will have significant flexibility in investing the net proceeds of its offering and may use the net proceeds from the offering in ways with which shareholders may not agree.
Diverse Shareholders
The shareholders include U.S. taxable and tax-exempt entities, and institutions from jurisdictions outside of the United States. Such shareholders may have conflicting investment, tax and other interests with respect to their investments in the Fund. The conflicting interests of individual shareholders may relate to or arise from, among other things, the nature of investments made by the Fund or the structuring of the acquisition of portfolio investments. As a consequence, conflicts of interest may arise in connection with decisions made by the Adviser, including in respect of the nature or structuring of investments, that may be more beneficial for one shareholder than for another shareholder, especially in respect of shareholders’ individual tax situations. In selecting and structuring investments appropriate for the Fund, the Adviser will consider the investment and tax objectives of the Fund, rather than the investment, tax or other objectives of any shareholder individually.
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
Arrangements with Stone Point Capital
The Fund has entered into a license agreement with Stone Point Capital, under which Stone Point Capital has granted the Fund a non-exclusive, royalty-free, non-perpetual license to use the name and trademark “Stone Point.” Under this agreement, the Fund has a right to use “Stone Point” for so long as the Fund is a majority affiliate of Stone Point Capital and a private entity. Other than with respect to this limited license, the Fund does not have a legal right to the “Stone Point” name. In the event the license agreement is terminated, the Fund will be required to change its name and cease using “Stone Point” as part of the Fund’s name.
Item 14. Principal Accounting Fees and Services
The Audit Committee and the Independent Trustees of the board of trustees have selected KPMG LLP (“KPMG”) to serve as the independent registered public accounting firm for the Fund for the year ended December 31, 2025.

KPMG has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in the Fund or its affiliates.

Service:	For the Period January 22, 2025 (Commencement of Operations) through December 31, 2025	For the Period June 24, 2024 (inception) through December 31, 2024
Audit Fees	$480,000	$35,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees:	$480,000	$35,000
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

PART IV.
Item 15. Exhibits and Financial Statement Schedules
(a)Financial Statements
(1)The following financial statements are set forth in Item 8 of Part II:
(b)Exhibits required to be filed by Item 601 of Regulation S-K
Please note that the agreements included as exhibits to this Form 10‑K are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Declaration of Trust (1)
3.2	Bylaws (1)
4.1	Form of Subscription Agreement (1)
4.2	Description of Securities *
10.1	Investment Advisory Agreement between the Fund and the Adviser (1)
10.2	Expense Support and Conditional Reimbursement Agreement between the Fund and the Adviser (2)
10.3	Administration Agreement between the Fund and the Administrator (1)
10.4	Sub-Administration Agreement between the Fund and the Sub-Administrator (2)
10.5	Trademark License Agreement between the Fund and the Adviser (1)
10.6	Dividend Reinvestment Plan (1)
10.7	Form of Indemnification Agreement for Trustees (1)
10.8	Transfer Agency Agreement between the Fund and the Transfer Agent (2)
10.9	Custody Agreement between the Fund and the Custodian (1)
10.10	Form of Fund of Funds Agreement (2)
10.11
Loan and Security Agreement, dated as of January 22, 2025, among SPCIF Funding I LLC, as borrower; Stone Point Credit Income Adviser LLC, as portfolio manager; The Bank of New York Mellon Trust Company, National Association, as collateral agent, securities intermediary, and collateral administrator; and JPMorgan Chase Bank, National Association, as administrative agent and lender (3)

14.1	Code of Ethics *
19.1	Insider Trading Policies and Procedures*
21.1	List of Subsidiaries*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Date File because XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*
(1)Previously filed as an exhibit to Amendment No. 1 to the Fund’s registration statement on Form 10 (File No. 000-56676) filed with the SEC on October 11, 2024.
(2)Previously filed as an exhibit to the Fund's annual report on Form 10-K (File No. 814-01783) filed with the SEC on March 27, 2025.
(3)Previously filed as an exhibit to the Fund's current report on Form 8-K (File No. 814-01783) filed with the SEC on January 23, 2025.
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stone Point Credit Income Fund

Date: March 19, 2026	By:	/s/ Scott J. Bronner
Name: Scott J. Bronner Title: Principal Executive Officer

Date: March 19, 2026	By:	/s/ Steven P. Henke
Name: Steven P. Henke Title: Principal Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10 - K has been signed below by the following person on behalf of the registrant and in the following capacities on March 19, 2026.

/s/ Scott J. Bronner
Scott J. Bronner
Trustee and Principal Executive Officer

/s/ David J. Wermuth
David J. Wermuth
Trustee and Chair of the Board of Trustees

/s/ Peter E. Roth
Peter E. Roth
Trustee and Chair of the Audit Committee

/s/ Jennifer J. Burleigh
Jennifer J. Burleigh
Trustee and Chair of the Nominating and Governance Committee

/s/ Scott E. Heberton
Scott E. Heberton
Trustee