Form 10-Q
period 2026-03-31
Stone Point Credit Income Fund
filed 2026-05-14
CIK 2031283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The issuer had 14,273,884 Common Shares of beneficial interest, $0.001 par value per share, outstanding as of April 30, 2026.

Stone Point Credit Income Fund
Form 10-Q for the Quarter Ended March 31, 2026

		Page
PART I.	FINANCIAL INFORMATION	3
Item 1.	Consolidated Financial Statements	3
	Consolidated Statements of Assets and Liabilities as of March 31, 2026 (Unaudited) and December 31, 2025	4
	Consolidated Statements of Operations for the three months ended March 31, 2026 and for the period January 22, 2025 (Commencement of Operations) through March 31, 2025 (Unaudited)	5
	Consolidated Statements of Changes in Net Assets for the three months ended March 31, 2026 and for the period January 22, 2025 (Commencement of Operations) through March 31, 2025 (Unaudited)	6
	Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and for the period January 22, 2025 (Commencement of Operations) through March 31, 2025 (Unaudited)	7
	Consolidated Schedule of Investments as of March 31, 2026 (Unaudited) and December 31, 2025	9
	Notes to Consolidated Financial Statements (Unaudited)	25
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	49
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	63
Item 4.	Controls and Procedures	64

PART II.	OTHER INFORMATION	64
Item 1.	Legal Proceedings	64
Item 1A.	Risk Factors	65
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	65
Item 3.	Defaults Upon Senior Securities	65
Item 4.	Mine Safety Disclosure	65
Item 5.	Other Information	65
Item 6.	Exhibits	65

	SIGNATURES	67

PART I.FINANCIAL INFORMATION
Item 1.Consolidated Financial Statements

Stone Point Credit Income Fund
Consolidated Statements of Assets and Liabilities

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (amortized cost of $716,676,592 and $596,795,744, respectively)	$712,737,547	$596,303,214
Non-controlled/affiliated investments (amortized cost of $2,715,463 and $1,652,037, respectively)	2,849,611	1,736,093
Total investments at fair value (amortized cost of $719,392,055 and $598,447,781, respectively)	715,587,158	598,039,307
Cash and cash equivalents (Note 2)	25,126,131	33,824,479
Interest receivable from non-controlled/non-affiliated investments	4,166,293	3,669,509
Dividend receivable from non-controlled/non-affiliated investments	617	604
Fee receivable	—	88,253
Investments made in advance	4,427,986	—
Paydowns receivable	15,825	39,996
Deferred offering expenses	21,828	63,810
Prepaid expenses and other assets	13,220	18,812
Expense support receivable	130,400	451,691
Total assets	$749,489,458	$636,196,461

Liabilities
Credit facility payable (net of deferred financing costs of $2,646,942 and $2,817,958, respectively) (Note 6)	$389,797,257	$340,608,437
Interest and financing fees payable	5,127,712	4,314,016
Unsettled trades payable	8,641,928	7,558,304
Base management fees payable (Note 3)	217,718	144,988
Incentive fees payable	445,690	—
Due to Adviser	64,290	—
Distribution payable (Note 7)	3,028,392	2,287,413
Payable for share repurchases	152,435	—
Accounts payable and accrued expenses	1,325,032	1,084,684
Total liabilities	$408,800,454	$355,997,842

Commitments and contingencies (Note 5)	$—	$—
Net Assets:
Common shares of beneficial interest, $0.001 par value, unlimited shares authorized, 13,759,261 and 11,185,580 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	$13,759	$11,186
Additional paid-in capital	344,070,120	279,844,520
Distributable earnings (accumulated losses)	(3,394,875)	342,913
Total net assets	340,689,004	280,198,619
Total liabilities and net assets	$749,489,458	$636,196,461
Net asset value per common share of beneficial interest	$24.76	$25.05
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stone Point Credit Income Fund
Consolidated Statements of Operations

	Three Months Ended March 31, 2026 (Unaudited)	For the period January 22, 2025 (Commencement of Operations) through March 31, 2025 (Unaudited)
Investment income
Interest income from non-controlled/non-affiliated investments	$15,245,377	$4,447,537
Dividend income from non-controlled/non-affiliated investments	54,338	—
Interest income from cash and cash equivalents	145,855	21,406
Total interest and dividend income	15,445,570	4,468,943

Fee income from non-controlled/non-affiliated investments	38,117	—

Total investment income	$15,483,687	$4,468,943

Operating expenses
Base management fees (Note 3)	$584,287	$134,115
Incentive fees (Note 3)	445,690	—
Interest and financing fees (Note 6)	5,584,070	1,909,189
Offering costs (Note 4)	47,598	119,389
Professional fees	701,961	634,829
Trustee fees	87,500	68,750
Insurance expense	2,503	16,704
Total expenses before expense support	7,453,609	2,882,976
Expense support reimbursement (Note 3)	(220,351)	(785,761)
Net expenses	7,233,258	2,097,215
Net investment income (loss)	$8,250,429	$2,371,728
Net realized gains (losses) and unrealized appreciation (depreciation):
Net realized gains (losses):
Non-controlled/non-affiliated investments	$(75,661)	$28,209
Foreign currency transactions	(22,568)	—
Total net realized gains (losses)	$(98,229)	$28,209
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	$(3,446,515)	$(310,031)
Non-controlled/affiliated investments	50,092	—
Translation of assets and liabilities in foreign currencies	119,832	—
Total net change in unrealized appreciation (depreciation)	$(3,276,591)	$(310,031)
Net increase (decrease) in net assets resulting from operations	$4,875,609	$2,089,906

Per share information - basic and diluted:
Net investment income (loss)	$0.65	$0.81
Net increase (decrease) in net assets resulting from operations	$0.39	$0.72
Weighted average shares outstanding	12,657,981	2,920,127
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stone Point Credit Income Fund
Consolidated Statements of Changes in Net Assets

	Three Months Ended March 31, 2026 (Unaudited)	For the period January 22, 2025 (Commencement of Operations) through March 31, 2025 (Unaudited)
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$8,250,429	$2,371,728
Total net realized gains (losses)	(98,229)	28,209
Total net change in unrealized appreciation (depreciation)	(3,276,591)	(310,031)
Net increase (decrease) in net assets resulting from operations	4,875,609	2,089,906

Decrease in net assets resulting from shareholder distributions:
Shares distributed pursuant to dividend reinvestment plan	(1,958,680)	(51,129)
Distributions to shareholders from earnings	(6,654,716)	(1,858,212)
Net decrease in net assets resulting from shareholder distributions	(8,613,396)	(1,909,341)

Increase in net assets resulting from capital share transactions:
Issuance of Shares pursuant to dividend reinvestment plan	1,958,680	51,129
Issuance of Shares	62,421,927	122,153,576
Repurchased Shares	(152,435)	-
Net increase in net assets resulting from capital share transactions	64,228,172	122,204,705

Total increase in net assets	60,490,385	122,385,270
Net assets, beginning of period	280,198,619	1,000
Net assets, end of period	$340,689,004	$122,386,270
Net asset value per share	$24.76	$25.03
Common shares outstanding at the end of the period	13,759,261	4,889,412

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stone Point Credit Income Fund
Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2026 (Unaudited)	For the period January 22, 2025 (Commencement of Operations) through March 31, 2025 (Unaudited)
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$4,875,609	$2,089,906
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on non-controlled/non-affiliated investments	3,446,515	310,031
Net change in unrealized (appreciation) depreciation on non-controlled/affiliated investments	(50,092)	—
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(122,709)	—
Net realized (gains) losses on non-controlled/non-affiliated investments	75,661	(28,209)
Net amortization and accretion of premiums and discounts	(427,141)	(193,644)
Purchases of investments, net	(134,977,451)	(273,300,411)
Sales and repayments of investments, net	14,756,747	5,366,132
Interest and dividends received in kind	(372,089)	(42,946)
Amortization of deferred financing costs	171,016	129,248
Changes in operating assets and liabilities:
Interest receivable from non-controlled/non-affiliated investments	(496,784)	(2,648,207)
Dividend receivable from non-controlled/non-affiliated investments	(13)	—
Fee receivable	88,253	—
Unsettled trades receivable	—	(530,283)
Investments made in advance	(4,427,986)	—
Paydown receivable	24,171	(437,038)
Deferred offering expenses	41,982	65,892
Prepaid expenses and other assets	5,592	(11,639)
Expense support receivable	321,291	(87,066)
Due from Adviser	—	(222)
Interest and financing fees payable	813,696	1,470,219
Base management fees payable	72,730	63,964
Incentive fees payable	445,690	—
Offering costs and organizational expenses payable	—	(767,621)
Due to Adviser	64,290	(25,000)
Unsettled trades payable	1,083,624	19,691,097
Accounts payable and accrued expenses	240,347	302,222
Net cash provided by (used in) operating activities	(114,347,051)	(248,583,575)

Cash flows from financing activities
Borrowings under revolving credit facility	89,340,513	167,150,000
Payments on revolving credit facility	(40,200,000)	(27,500,000)
Deferred financing costs	-	(3,433,262)
Distributions paid in cash	(5,913,737)	(848,881)
Proceeds from issuance of Shares	62,421,927	122,153,576
Net cash provided by (used in) financing activities	105,648,703	257,521,433

Net increase (decrease) in cash and cash equivalents	(8,698,348)	8,937,858
Cash and cash equivalents, beginning of period	33,824,479	26,001
Cash and cash equivalents, end of period	$25,126,131	$8,963,859

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4,599,358	$309,722
Reinvestment of distributions pursuant to dividend reinvestment plan during the period	$1,958,680	$51,129

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stone Point Credit Income Fund
Consolidated Schedule of Investments
As of March 31, 2026 (Unaudited)

Portfolio Company 1 2 3 4	Investment Type	Reference Rate and Floor				Footnotes	Interest Rate[11]	Maturity Date [5]	Par Amount / Units	Cost [6]	Fair Value	Percentage of Net Assets [7]
Non-controlled/non-affiliated investments
Debt Investments - 208.67%
Capital Markets
Cliffwater LLC	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.42%	4/22/2032	13,319,993	$13,216,542	$13,198,781	3.9%
Cliffwater LLC	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	8.42%	4/22/2032	—	(11,108)	(14,064)	0.0%
Wharf Street Ratings Acquisition LLC	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.42%	9/16/2032	22,352,061	22,172,701	22,278,299	6.5%
Wharf Street Ratings Acquisition LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(9)	8.42%	9/16/2027	—	(8,366)	(8,216)	0.0%
Wharf Street Ratings Acquisition LLC	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	8.42%	9/16/2032	—	(20,522)	(8,410)	0.0%
Total Capital Markets										35,349,247	35,446,390

Consumer Finance
Best Egg Asset Structured Pass Through Master Trust	Unsecured Note	N/A				(10)	0.00%	9/15/2035	5,082	775,841	819,083	0.2%
Best Egg Asset Structured Pass Through Master Trust	Unsecured Note	N/A				(10)	0.00%	11/15/2035	5,386	833,091	902,075	0.3%
Equinox Buyer, LLC	First Lien Term Loan	SOFR+	5.25%	1.00%	Floor		8.92%	9/9/2031	10,988,873	10,839,387	10,838,326	3.2%
Equinox Buyer, LLC	First Lien Revolver	SOFR+	5.25%	1.00%	Floor	(9)	8.92%	9/9/2031	—	(20,182)	(20,325)	0.0%
LendDirect Trust	Second Lien Revolver	N/A					12.00%	2/28/2030	4,941,796	4,957,155	4,880,024	1.4%
Total Consumer Finance										17,385,292	17,419,183

Diversified Consumer Services
Houghton Mifflin Harcourt Company	First Lien Term Loan	SOFR+	5.25%	0.50%	Floor	(8)	9.02%	4/9/2029	2,961,637	2,927,364	2,519,420	0.7%
Total Diversified Consumer Services										2,927,364	2,519,420

Financial Services
Apex Group Treasury LLC	First Lien Term Loan	SOFR+	3.50%			(8)	7.17%	2/27/2032	11,776,194	11,243,547	10,765,385	3.2%
Barings Middle Market CLO Ltd.	Unsecured Note	SOFR+	6.17%				9.84%	4/15/2037	5,475,000	5,424,852	5,420,250	1.6%
Beacon Pointe Harmony, LLC	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		8.17%	12/29/2028	2,461,555	2,461,555	2,461,555	0.7%
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor		8.17%	12/29/2028	9,928,192	9,910,517	9,928,192	2.9%
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(9)	8.18%	12/29/2028	237,714	224,690	237,714	0.1%
Bottomline Technologies, Inc.	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		8.20%	5/14/2029	9,849,490	9,781,050	9,849,490	2.9%
Cerity Partners Equity Holding LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(9)	8.17%	12/20/2027	—	(29,880)	(31,085)	0.0%
Cerity Partners Equity Holding LLC	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(9)	8.17%	7/28/2031	473,722	468,109	470,797	0.1%
Churchill Middle Market CLO Ltd.	Unsecured Note	SOFR+	6.85%				10.52%	4/27/2037	1,570,000	1,570,000	1,570,000	0.5%
Coller Private Equity Backed Notes & Loans II-A L.P.	Unsecured Note	SOFR+	5.20%			(9)	8.92%	4/30/2037	1,703,050	1,685,540	1,715,815	0.5%
Flow Traders Holding, LLC	First Lien Term Loan	SOFR+	5.00%				8.70%	10/29/2031	13,627,706	13,437,658	13,436,918	3.9%
Flow Traders Holding, LLC	First Lien Revolver	SOFR+	5.00%			(9)	8.70%	10/29/2031	—	(74,286)	(74,691)	0.0%
GC Waves Holdings, Inc.	First Lien Delayed Draw Term Loan	SOFR+	4.50%			(9)	8.17%	10/4/2030	2,922,940	2,895,181	2,895,369	0.8%
HBWM Intermediate II, LLC	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.42%	11/17/2031	2,250,098	2,241,059	2,250,098	0.7%
HBWM Intermediate II, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(9)	8.17%	11/17/2031	535,754	525,522	517,896	0.2%
HBWM Intermediate II, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor		8.42%	11/17/2031	2,700,118	2,689,474	2,700,118	0.8%
HBWM Intermediate II, LLC	First Lien Revolver	SOFR+	4.75%	0.50%	Floor	(9)	8.43%	8/18/2031	357,738	356,654	357,738	0.1%

Portfolio Company 1 2 3 4	Investment Type	Reference Rate and Floor				Footnotes	Interest Rate[11]	Maturity Date [5]	Par Amount / Units	Cost [6]	Fair Value	Percentage of Net Assets [7]
Ivy Hill Middle Market Credit Fund XII Ltd	Unsecured Note	SOFR+	6.25%				9.92%	4/20/2037	4,421,052	4,421,052	4,421,052	1.3%
LendingTree, Inc.	First Lien Term Loan	SOFR+	4.25%			(8)	7.92%	8/21/2030	4,925,250	4,902,319	4,851,371	1.4%
MAI Capital Management Intermediate LLC	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.45%	8/29/2031	2,743,357	2,721,997	2,743,357	0.8%
MAI Capital Management Intermediate LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor		8.45%	8/29/2031	4,656,639	4,613,646	4,656,639	1.4%
MAI Capital Management Intermediate LLC	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	8.45%	8/29/2031	395,534	390,938	395,534	0.1%
Minotaur Acquisition, Inc.	First Lien Term Loan	SOFR+	5.00%	1.00%	Floor		8.67%	5/10/2030	13,961,352	13,831,840	13,830,115	4.1%
New Mountain Guardian IV Income Rated Feeder II, Ltd.	Unsecured Note	SOFR+	8.40%				12.11%	4/3/2037	2,325,000	2,291,838	2,364,060	0.7%
Nexus Buyer LLC	Second Lien Term Loan	SOFR+	5.75%			(8)	9.42%	1/30/2032	8,999,749	8,918,284	8,752,256	2.6%
Orion US Finco	Second Lien Term Loan	SOFR+	5.50%			(8)	9.15%	10/10/2033	3,500,000	3,466,888	3,316,250	1.0%
Payscape Buyer, Inc.	Second Lien Term Loan	SOFR+	8.00%	1.00%	Floor		11.67%	4/28/2028	1,280,992	1,280,992	1,276,764	0.4%
Payscape Buyer, Inc.	Second Lien Delayed Draw Term Loan	SOFR+	8.00%	1.00%	Floor		11.67%	4/28/2028	719,008	719,008	716,636	0.2%
SRS Acquiom Holdings LLC	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.42%	1/14/2032	5,453,795	5,401,174	5,399,257	1.6%
SRS Acquiom Holdings LLC	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	8.42%	1/14/2032	130,987	121,508	121,163	0.0%
TA/WEG Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.25%	1.00%	Floor		7.91%	10/2/2028	11,821,130	11,785,489	11,771,481	3.5%
TA/WEG Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.25%	1.00%	Floor	(9)	7.92%	10/2/2028	4,726,283	4,715,871	4,695,820	1.4%
TA/WEG Holdings, LLC	First Lien Revolver	SOFR+	4.25%	1.00%	Floor	(9)	7.91%	10/2/2028	—	—	(3,500)	0.0%
The Edelman Financial Engines Center, LLC	Second Lien Term Loan	SOFR+	5.25%			(8)	8.92%	10/6/2028	4,132,694	4,072,645	4,102,732	1.2%
Total Financial Services										138,466,731	137,882,546

Health Care Providers & Services
Action Behavior Centers Therapy LLC	First Lien Term Loan	SOFR+	5.25%	0.75%	Floor		8.92%	7/2/2031	12,829,968	12,741,482	12,741,441	3.7%
Action Behavior Centers Therapy LLC	First Lien Delayed Draw Term Loan	SOFR+	5.25%	0.75%	Floor	(9)	8.92%	7/2/2031	700,748	696,178	690,937	0.2%
Action Behavior Centers Therapy LLC	First Lien Revolver	SOFR+	5.25%	0.75%	Floor	(9)	8.92%	7/2/2031	—	—	(4,929)	0.0%
Belmont Buyer, Inc.	First Lien Term Loan	SOFR+	6.50%	1.00%	Floor		10.21%	6/21/2029	5,205,985	5,222,330	5,205,985	1.5%
Belmont Buyer, Inc.	First Lien Delayed Draw Term Loan	SOFR+	6.50%	1.00%	Floor		10.17%	6/21/2029	1,235,794	1,239,674	1,235,794	0.4%
Belmont Buyer, Inc.	First Lien Revolver	SOFR+	6.50%	1.00%	Floor	(9)	10.21%	6/21/2029	84,302	84,302	84,302	0.0%
Chartis Group, LLC	First Lien Term Loan	SOFR+	4.25%	0.75%	Floor		7.95%	9/17/2031	1,691,871	1,678,675	1,679,283	0.5%
Chartis Group, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.25%	0.75%	Floor	(9)	7.95%	9/17/2031	86,972	86,574	83,073	0.0%
Chartis Group, LLC	First Lien Revolver	SOFR+	4.25%	0.75%	Floor	(9)	7.95%	9/17/2031	—	—	(1,951)	0.0%
Continental Buyer, Inc.	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		8.17%	4/2/2031	8,268,473	8,218,793	8,230,057	2.4%
Continental Buyer, Inc.	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor		8.17%	4/2/2031	6,069,177	6,044,077	6,041,866	1.8%
Continental Buyer, Inc.	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(9)	8.17%	4/21/2028	—	(2,642)	(5,407)	0.0%
Continental Buyer, Inc.	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(9)	8.17%	4/2/2031	—	(13,628)	(15,726)	0.0%
Covetrus, Inc.	First Lien Term Loan	SOFR+	5.00%	0.50%	Floor	(8)	8.70%	10/12/2029	2,961,832	2,890,371	2,767,965	0.8%
Headlands Buyer, Inc.	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		8.16%	9/29/2032	10,912,083	10,810,815	10,807,327	3.2%
Headlands Buyer, Inc.	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(9)	8.16%	9/29/2027	—	(20,527)	(42,469)	0.0%
Headlands Buyer, Inc.	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(9)	8.16%	9/29/2032	—	(20,084)	(20,775)	0.0%
Jerry Erwin Associates, LLC	First Lien Term Loan	SOFR+	6.75%	1.00%	Floor		10.43%	10/15/2030	7,330,825	7,131,134	7,110,900	2.1%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.50%	0.75%	Floor		9.17%	2/13/2031	2,761,409	2,758,121	2,789,023	0.8%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.50%	0.75%	Floor	(9)	9.17%	3/11/2027	—	(8,185)	16,563	0.0%
MB2 Dental Solutions, LLC	First Lien Revolver	SOFR+	5.50%	0.75%	Floor	(9)	9.17%	2/13/2031	22,222	22,222	22,222	0.0%
MedX Holdings, LLC	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		8.17%	7/21/2032	7,447,727	7,380,648	7,378,463	2.2%
MedX Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(9)	8.18%	7/21/2032	16,477	2,445	(12,332)	0.0%
MedX Holdings, LLC	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(9)	8.17%	7/21/2032	—	(13,101)	(13,527)	0.0%
OpCo Borrower, LLC	First Lien Term Loan	SOFR+	6.00%				9.66%	4/26/2029	11,623,729	11,550,410	11,623,729	3.4%

Portfolio Company 1 2 3 4	Investment Type	Reference Rate and Floor				Footnotes	Interest Rate[11]	Maturity Date [5]	Par Amount / Units	Cost [6]	Fair Value	Percentage of Net Assets [7]
RCP Nats Purchaser, LLC	First Lien Term Loan	SOFR+	5.00%	0.75%	Floor		8.69%	3/19/2032	11,138,060	11,019,416	11,026,679	3.2%
RCP Nats Purchaser, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.00%	0.75%	Floor	(9)	8.69%	3/19/2032	1,339,925	1,316,806	1,317,571	0.4%
RCP Nats Purchaser, LLC	First Lien Revolver	SOFR+	5.00%	0.75%	Floor	(9)	8.69%	3/19/2032	—	(16,694)	(15,672)	0.0%
RXB Holdings, Inc.	First Lien Term Loan	SOFR+	5.00%			(8)	8.67%	12/23/2030	7,510,962	7,363,139	7,501,573	2.2%
Stepping Stones Healthcare Services, LLC	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.45%	1/5/2033	8,748,343	8,706,073	8,704,602	2.6%
Stepping Stones Healthcare Services, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(9)	8.45%	1/5/2028	—	(5,926)	(12,264)	0.0%
Stepping Stones Healthcare Services, LLC	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	8.45%	1/5/2033	—	(6,375)	(6,597)	0.0%
Zelis Payments Buyer Inc	First Lien Term Loan	SOFR+	3.25%			(8)	6.92%	11/26/2031	3,768,659	3,568,119	3,656,071	1.1%
Total Health Care Providers & Services										110,424,642	110,563,777

Health Care Technology
FinThrive Software Intermediate Holdings Inc.	First Lien Term Loan	SOFR+	5.25%			(8)	8.94%	12/15/2028	5,106,347	5,043,497	4,225,503	1.2%
Homecare Software Solutions LLC	First Lien Term Loan	SOFR+	5.25%	0.75%	Floor		8.92%	6/16/2031	7,353,498	7,298,611	7,279,963	2.1%
Homecare Software Solutions LLC	First Lien Delayed Draw Term Loan	SOFR+	5.25%	0.75%	Floor		8.92%	6/16/2031	1,915,332	1,903,325	1,896,178	0.6%
Total Health Care Technology										14,245,433	13,401,644

Insurance
Alkeme Intermediary Holdings, LLC	First Lien Term Loan	SOFR+	5.00%	1.00%	Floor		8.70%	5/28/2027	820,833	820,170	816,729	0.2%
Alkeme Intermediary Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.00%	1.00%	Floor		8.70%	5/28/2027	11,583,152	11,567,077	11,525,235	3.4%
Alkeme Intermediary Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.00%	1.00%	Floor	(9)	8.70%	5/20/2027	—	(9,171)	(20,081)	0.0%
AmeriLife Holdings LLC	First Lien Term Loan	SOFR+	5.00%	0.75%	Floor		8.67%	8/31/2029	8,813,677	8,782,612	8,746,693	2.6%
AmeriLife Holdings LLC	First Lien Delayed Draw Term Loan	SOFR+	5.00%	0.75%	Floor	(9)	8.67%	8/31/2029	2,391,234	2,385,058	2,372,242	0.7%
AmeriLife Holdings LLC	First Lien Delayed Draw Term Loan	SOFR+	5.00%	0.75%	Floor	(9)	8.67%	2/28/2027	—	(2,514)	(11,209)	0.0%
AmeriLife Holdings LLC	First Lien Revolver	SOFR+	5.00%	0.75%	Floor	(9)	8.67%	8/31/2028	227,144	223,943	216,786	0.1%
Arden Insurance Services LLC	First Lien Term Loan	SOFR+	4.75%	1.00%	Floor		8.45%	11/27/2030	3,576,677	3,535,580	3,540,910	1.0%
Arden Insurance Services LLC	First Lien Revolver	SOFR+	4.75%	1.00%	Floor	(9)	8.45%	11/27/2030	398,415	396,894	393,384	0.1%
ARMStrong Receivable Management	First Lien Term Loan	SOFR+	4.75%	1.00%	Floor		8.55%	10/5/2029	3,812,235	3,797,000	3,800,417	1.1%
ARMStrong Receivable Management	First Lien Delayed Draw Term Loan	SOFR+	4.75%	1.00%	Floor	(9)	8.55%	10/6/2026	—	(559)	(386)	0.0%
ARMStrong Receivable Management	First Lien Delayed Draw Term Loan	SOFR+	4.75%	1.00%	Floor	(9)	8.52%	10/5/2029	355,450	353,251	353,867	0.1%
ARMStrong Receivable Management	First Lien Revolver	SOFR+	4.75%	1.00%	Floor	(9)	8.55%	10/5/2029	—	—	(405)	0.0%
Babylon Buyer, Inc.	First Lien Term Loan	SOFR+	5.25%	0.75%	Floor		8.93%	3/8/2030	18,015,333	17,845,908	17,842,386	5.2%
Babylon Buyer, Inc.	First Lien Term Loan	SOFR+	5.50%	0.75%	Floor		9.18%	3/8/2030	3,549,934	3,514,597	3,549,934	1.0%
Babylon Buyer, Inc.	First Lien Revolver	SOFR+	5.50%	0.75%	Floor	(9)	9.18%	3/8/2030	—	(1,310)	—	0.0%
Bellwether Buyer, L.L.C.	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		8.17%	4/15/2032	5,783,133	5,758,186	5,757,109	1.7%
Bellwether Buyer, L.L.C.	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(9)	8.17%	10/15/2027	—	(6,496)	(13,554)	0.0%
Bellwether Buyer, L.L.C.	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(9)	8.18%	4/15/2032	313,253	308,058	307,831	0.1%
Fetch, Inc	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.42%	3/31/2033	14,767,950	14,620,329	14,620,271	4.3%
Fetch, Inc	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(9)	8.42%	9/30/2028	—	(21,709)	(43,435)	0.0%
Fetch, Inc	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	8.42%	3/31/2033	—	(27,554)	(27,565)	0.0%
Foundation Risk Partners, Corp.	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.45%	10/29/2030	2,767,695	2,767,695	2,755,794	0.8%
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor		8.45%	10/29/2030	10,124,005	10,120,509	10,080,472	3.0%
Foundation Risk Partners, Corp.	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	8.45%	10/29/2029	168,611	168,611	164,744	0.0%
Galway Borrower LLC	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		8.20%	9/29/2028	11,817,096	11,798,260	11,761,556	3.5%

Portfolio Company 1 2 3 4	Investment Type	Reference Rate and Floor				Footnotes	Interest Rate[11]	Maturity Date [5]	Par Amount / Units	Cost [6]	Fair Value	Percentage of Net Assets [7]
Galway Borrower LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor		8.20%	9/29/2028	4,058,000	4,038,709	4,038,927	1.2%
Galway Borrower LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(9)	8.20%	2/7/2028	—	(5,667)	(11,323)	0.0%
Galway Borrower LLC	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(9)	8.20%	9/29/2028	229,614	229,614	226,776	0.1%
Howden UK Refinance PLC	Unsecured Note	N/A				(8)	8.13%	2/16/2032	5,566,000	5,322,792	5,198,299	1.5%
Redwood Purchaser, Inc.	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.45%	3/3/2031	7,038,021	6,965,767	6,961,306	2.0%
Redwood Purchaser, Inc.	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(9)	8.45%	3/3/2027	—	(16,731)	(40,078)	0.0%
Redwood Purchaser, Inc.	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	8.45%	3/3/2031	—	(17,776)	(18,877)	0.0%
THG Acquisition, LLC	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.42%	10/31/2031	11,128,640	11,039,899	11,034,046	3.2%
THG Acquisition, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(9)	8.42%	10/31/2031	955,770	951,339	934,515	0.3%
THG Acquisition, LLC	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	8.42%	10/31/2031	307,876	307,134	297,226	0.1%
World Insurance Associates, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.00%	1.00%	Floor	(9)	8.70%	4/3/2030	2,439,464	2,426,918	2,424,952	0.7%
World Insurance Associates, LLC	First Lien Revolver	SOFR+	5.00%	1.00%	Floor	(9)	8.70%	4/3/2030	—	(844)	(785)	0.0%
Total Insurance										129,935,579	129,534,709

IT Services
OneSource Virtual, Inc.	First Lien Term Loan	SOFR+	4.75%	0.50%	Floor		8.45%	1/31/2033	5,541,578	5,514,530	5,513,870	1.6%
OneSource Virtual, Inc.	First Lien Revolver	SOFR+	4.75%	0.50%	Floor	(9)	8.45%	1/31/2033	—	(4,805)	(4,923)	0.0%
Redwood Services Group, LLC	First Lien Term Loan	SOFR+	5.00%	0.75%	Floor		8.70%	6/15/2029	2,390,945	2,373,663	2,390,945	0.7%
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.00%	0.75%	Floor	(9)	8.70%	6/15/2029	2,509,311	2,498,463	2,509,311	0.7%
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.00%	0.75%	Floor	(9)	8.70%	2/11/2028	—	(44,647)	(89,310)	0.0%
Total IT Services										10,337,204	10,319,893

Professional Services
Accordion Partners Holdings LLC	Unsecured Note	N/A					12.75% PIK	11/15/2034	4,700,000	4,631,774	4,631,850	1.4%
Accordion Partners LLC	First Lien Term Loan	SOFR+	5.00%	0.75%	Floor		8.68%	11/17/2031	16,387,063	16,325,195	16,347,734	4.8%
Accordion Partners LLC	First Lien Delayed Draw Term Loan	SOFR+	5.00%	0.75%	Floor		8.68%	11/17/2031	5,031,018	5,008,539	5,018,943	1.5%
Accordion Partners LLC	First Lien Revolver	SOFR+	5.00%	0.75%	Floor	(9)	8.68%	11/17/2031	—	—	(3,125)	0.0%
Aprio Advisory Group, LLC	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.45%	8/1/2031	2,487,500	2,445,171	2,462,625	0.7%
Aprio Advisory Group, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(9)	8.45%	8/1/2031	11,373,893	11,162,431	11,249,169	3.3%
Aprio Advisory Group, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(9)	8.45%	12/23/2027	—	(52,927)	(111,233)	0.0%
Baker Tilly Advisory Group, LP	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		8.17%	6/3/2031	5,707,554	5,657,177	5,621,940	1.7%
Baker Tilly Advisory Group, LP	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.42%	6/3/2031	2,087,309	2,064,237	2,076,872	0.6%
Baker Tilly Advisory Group, LP	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(9)	8.17%	6/3/2027	—	(4,370)	(14,945)	0.0%
Baker Tilly Advisory Group, LP	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	8.42%	6/3/2030	—	—	(1,937)	0.0%
Baker Tilly Advisory Group, LP	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(9)	8.17%	6/3/2031	—	(6,854)	(11,720)	0.0%
Cherry Bekaert Advisory LLC	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		8.17%	6/28/2030	5,198,575	5,158,169	5,104,482	1.5%
Cherry Bekaert Advisory LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor		8.17%	6/28/2030	3,571,864	3,548,438	3,507,214	1.0%
Eisner Advisory Group LLC	First Lien Term Loan	SOFR+	4.00%	0.50%	Floor	(8)	7.67%	2/28/2031	3,443,902	3,328,061	3,288,926	1.0%
Heights Buyer, LLC	First Lien Term Loan	SOFR+	5.00%	1.00%	Floor		8.77%	8/25/2028	1,186,184	1,177,200	1,170,526	0.3%
Heights Buyer, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.00%	1.00%	Floor	(9)	8.77%	6/24/2027	—	(6,131)	(21,373)	0.0%
Inizio Group Limited	First Lien Term Loan	SOFR+	4.25%	0.50%	Floor	(8)	8.05%	8/19/2028	3,579,659	3,532,750	3,208,269	0.9%
KRIV Acquisition Inc.	First Lien Term Loan	SOFR+	4.75%	1.00%	Floor		8.45%	7/31/2031	7,271,027	7,212,153	7,234,671	2.1%
KRIV Acquisition Inc.	First Lien Delayed Draw Term Loan	SOFR+	4.75%	1.00%	Floor	(9)	8.45%	9/30/2027	—	(12,898)	(14,372)	0.0%
KRIV Acquisition Inc.	First Lien Revolver	SOFR+	4.75%	1.00%	Floor	(9)	8.45%	7/31/2031	504,419	493,775	498,465	0.1%

Portfolio Company 1 2 3 4	Investment Type	Reference Rate and Floor				Footnotes	Interest Rate[11]	Maturity Date [5]	Par Amount / Units	Cost [6]	Fair Value	Percentage of Net Assets [7]
More Cowbell II, LLC	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		7.99%	9/3/2030	12,528,533	12,528,533	12,528,533	3.7%
More Cowbell II, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(9)	7.99%	9/3/2027	—	—	—	0.0%
More Cowbell II, LLC	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(9)	7.99%	9/4/2029	—	—	—	0.0%
PAS Parent Inc.	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		8.17%	8/18/2032	4,121,854	4,103,066	4,083,109	1.2%
PAS Parent Inc.	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(9)	8.17%	8/18/2028	—	(18,989)	(39,160)	0.0%
PAS Parent Inc.	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(9)	8.17%	8/18/2031	—	(1,682)	(3,525)	0.0%
Petra Borrower, LLC	First Lien Term Loan	SOFR+	5.75%	1.00%	Floor		9.41%	11/15/2030	4,267,071	4,224,317	4,205,198	1.2%
Petra Borrower, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.75%	1.00%	Floor		9.44%	11/15/2030	1,664,626	1,651,481	1,640,489	0.5%
Petra Borrower, LLC	First Lien Revolver	SOFR+	5.75%	1.00%	Floor	(9)	9.42%	11/15/2029	334,935	332,715	325,222	0.1%
Ryan LLC	First Lien Term Loan	SOFR+	3.50%	0.50%	Floor	(8)	7.17%	11/5/2032	2,452,751	2,386,130	2,382,235	0.7%
TRAK Purchaser, Inc.	First Lien Term Loan	SOFR+	5.50%	1.00%	Floor		9.17%	6/20/2031	11,210,678	11,062,106	11,114,266	3.3%
TRAK Purchaser, Inc.	First Lien Revolver	SOFR+	5.50%	1.00%	Floor	(9)	9.17%	6/20/2031	—	(8,505)	(5,615)	0.0%
True Talent Advisory Borrower LLC	First Lien Term Loan	SOFR+	5.25%	1.00%	Floor		8.95%	1/10/2033	8,684,573	8,516,449	8,510,881	2.5%
True Talent Advisory Borrower LLC	First Lien Delayed Draw Term Loan	SOFR+	5.25%	1.00%	Floor	(9)	8.95%	1/9/2028	—	(39,229)	(81,056)	0.0%
True Talent Advisory Borrower LLC	First Lien Revolver	SOFR+	5.25%	1.00%	Floor	(9)	8.95%	1/9/2032	—	(40,366)	(41,935)	0.0%
Wasteology Group Transportation, LLC	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.41%	11/3/2032	6,035,428	5,978,591	5,980,385	1.8%
Wasteology Group Transportation, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(9)	8.41%	11/3/2027	—	(33,045)	(64,004)	0.0%
Wasteology Group Transportation, LLC	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	8.41%	11/3/2032	—	(20,451)	(19,805)	0.0%
Total Professional Services										122,283,011	121,758,199

Real Estate Management & Development
Accuserve Solutions, Inc.	First Lien Term Loan	SOFR+	6.00% (incl 3.38% PIK)	1.00%	Floor		9.68%	3/15/2030	8,663,018	8,566,248	8,326,893	2.4%
Accuserve Solutions, Inc.	First Lien Revolver	SOFR+	6.00% (incl 3.38% PIK)	1.00%	Floor		9.68%	3/15/2030	166,178	166,178	150,702	0.0%
AKAM Buyer, Inc.	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.45%	2/27/2032	9,032,356	8,943,393	8,942,032	2.6%
AKAM Buyer, Inc.	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(9)	8.45%	2/27/2028	—	(24,044)	(48,824)	0.0%
AKAM Buyer, Inc.	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	8.45%	2/27/2032	—	(18,379)	(18,660)	0.0%
Conservice Midco, LLC	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		8.20%	2/25/2033	3,840,726	3,821,786	3,821,523	1.1%
Conservice Midco, LLC	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(9)	8.20%	2/25/2033	—	(3,055)	(3,097)	0.0%
Freedom Funding Center LLC	Unsecured Note	N/A				(8)(10)	12.00%	10/1/2037	5,000,000	5,000,000	5,046,242	1.5%
Low Voltage Holdings Inc.	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.45%	4/28/2032	1,918,537	1,905,970	1,917,578	0.6%
Low Voltage Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(9)	8.45%	10/28/2027	—	(968)	(149)	0.0%
Low Voltage Holdings Inc.	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	8.45%	4/28/2032	—	(1,854)	(142)	0.0%
Metropolis Technologies Inc.	First Lien Term Loan	SOFR+	5.25%			(8)	8.98%	11/3/2032	7,411,425	7,341,383	7,341,943	2.2%
Redwood Trust, Inc.	First Lien Revolver	SOFR+	5.00%	2.00%	Floor	(9)	8.70%	3/31/2027	7,124,315	6,980,872	6,952,067	2.0%
Southpaw AP Buyer, LLC	First Lien Term Loan	SOFR+	5.50%	1.00%	Floor		9.32%	3/2/2028	2,740,040	2,729,050	2,723,408	0.8%
Southpaw AP Buyer, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.50%	1.00%	Floor	(9)	9.33%	3/2/2028	203,136	202,255	201,783	0.1%
Southpaw AP Buyer, LLC	First Lien Revolver	SOFR+	5.50%	1.00%	Floor	(9)	9.32%	3/2/2028	51,458	51,458	50,088	0.0%
Titan Home Improvement, LLC	First Lien Term Loan	SOFR+	4.75%	1.00%	Floor		8.42%	5/31/2030	2,565,581	2,527,676	2,559,604	0.8%
Titan Home Improvement, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	1.00%	Floor	(9)	8.42%	5/29/2026	—	—	(1,138)	0.0%
Titan Home Improvement, LLC	First Lien Revolver	SOFR+	4.75%	1.00%	Floor	(9)	8.42%	5/31/2030	—	—	(948)	0.0%
Total Real Estate Management & Development										48,187,969	47,960,905

Software
Archduke Buyer, Inc.	First Lien Term Loan	SOFR+	5.50%	0.50%	Floor		9.17%	12/3/2032	3,907,684	3,870,425	3,790,453	1.1%
Archduke Buyer, Inc.	First Lien Revolver	SOFR+	5.50%	0.50%	Floor	(9)	9.17%	12/3/2032	—	(3,855)	(12,130)	0.0%
Boxer Parent Company Inc.	First Lien Term Loan	SOFR+	3.00%			(8)	6.67%	7/30/2031	1,701,131	1,594,486	1,581,873	0.5%

Portfolio Company 1 2 3 4	Investment Type	Reference Rate and Floor				Footnotes	Interest Rate[11]	Maturity Date [5]	Par Amount / Units	Cost [6]	Fair Value	Percentage of Net Assets [7]
Cardinal Parent Inc	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor	(8)	8.17%	11/12/2027	2,961,440	2,884,885	2,731,928	0.8%
Diligent Corporation	First Lien Term Loan	SOFR+	5.00%	0.75%	Floor		8.67%	8/2/2030	5,550,561	5,520,064	5,468,412	1.6%
Diligent Corporation	First Lien Delayed Draw Term Loan	SOFR+	5.00%	0.75%	Floor	(9)	8.67%	4/30/2026	—	—	(23,236)	0.0%
Diligent Corporation	First Lien Revolver	SOFR+	5.00%	0.75%	Floor	(9)	8.67%	8/2/2030	83,472	83,472	77,856	0.0%
Flexera Software LLC	First Lien Term Loan	SOFR+	4.50%	0.50%	Floor		8.15%	8/16/2032	2,067,379	2,062,673	2,020,243	0.6%
Flexera Software LLC	First Lien Term Loan	EURIBOR+	4.50%	0.50%	Floor		6.45%	8/16/2032	1,417,183	1,431,450	1,384,871	0.4%
Flexera Software LLC	First Lien Revolver	SOFR+	4.50%	0.50%	Floor	(9)	8.15%	8/16/2032	—	(1,039)	(10,409)	0.0%
Fullsteam Holdco, L.P.	Unsecured Note	N/A					13.00% PIK	8/9/2032	5,432,814	5,364,734	5,275,806	1.5%
Fullsteam Operations LLC	First Lien Term Loan	SOFR+	5.25%	0.75%	Floor		8.89%	8/8/2031	10,312,500	10,220,483	10,109,344	3.0%
Fullsteam Operations LLC	First Lien Delayed Draw Term Loan	SOFR+	5.25%	0.75%	Floor	(9)	8.89%	8/8/2027	—	(15,336)	(67,719)	0.0%
Fullsteam Operations LLC	First Lien Revolver	SOFR+	5.25%	0.75%	Floor	(9)	8.89%	8/8/2031	—	(11,154)	(24,625)	0.0%
GovDelivery Holdings, LLC	First Lien Term Loan	SOFR+	5.50% (incl 2.00% PIK)	0.75%	Floor		9.17%	1/17/2031	2,771,770	2,771,770	2,771,770	0.8%
GovDelivery Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.50% (incl 2.00% PIK)	0.75%	Floor		8.92%	1/17/2031	410,592	410,592	410,592	0.1%
GovDelivery Holdings, LLC	First Lien Revolver	ABR+	4.00%			(9)	10.75%	1/17/2031	—	—	—	0.0%
GS Acquisitionco, Inc.	First Lien Delayed Draw Term Loan	SOFR+	5.25%	0.75%	Floor	(9)	8.93%	5/16/2027	—	(8,880)	(112,500)	0.0%
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(9)	8.16%	6/27/2027	—	(3,617)	(6,859)	0.0%
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor		8.16%	7/23/2031	1,863,444	1,851,870	1,854,853	0.5%
Kona Buyer, LLC	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(9)	8.16%	7/23/2031	—	(803)	(762)	0.0%
MRI Software LLC	First Lien Term Loan	SOFR+	4.75%	1.00%	Floor		8.45%	2/10/2028	2,301,905	2,300,087	2,280,267	0.7%
MRI Software LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	1.00%	Floor	(9)	8.44%	2/10/2028	2,907,889	2,886,262	2,837,164	0.8%
MRI Software LLC	First Lien Revolver	SOFR+	4.75%	1.00%	Floor	(9)	8.45%	2/10/2028	289,903	285,633	279,003	0.1%
oneZero Financial Systems, LLC	First Lien Term Loan	SOFR+	5.00%	0.75%	Floor		8.66%	10/7/2031	8,567,308	8,499,796	8,449,079	2.5%
oneZero Financial Systems, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.00%	0.75%	Floor	(9)	8.66%	10/7/2031	505,471	501,597	484,643	0.1%
oneZero Financial Systems, LLC	First Lien Revolver	SOFR+	5.00%	0.75%	Floor	(9)	8.66%	10/7/2031	—	—	(15,144)	0.0%
Orion Advisor Solutions, LLC	Second Lien Term Loan	SOFR+	5.75%	1.00%	Floor		9.42%	12/31/2030	9,135,000	9,093,204	8,883,788	2.6%
Propio LS, LLC	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.45%	5/13/2030	3,382,336	3,354,305	3,362,109	1.0%
Propio LS, LLC	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	8.45%	5/13/2030	40,526	39,769	39,976	0.0%
Saab Purchaser, Inc.	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		8.20%	11/12/2031	3,567,785	3,535,146	3,504,992	1.0%
Saab Purchaser, Inc.	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(9)	8.20%	9/22/2027	—	(15,793)	(60,767)	0.0%
Saab Purchaser, Inc.	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(9)	8.20%	11/12/2031	—	(4,387)	(8,440)	0.0%
Sovos Compliance LLC	First Lien Term Loan	SOFR+	3.25%			(8)	6.92%	8/13/2029	1,394,869	1,277,613	1,328,264	0.4%
Trintech, Inc.	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.42%	1/28/2033	8,121,346	8,042,103	8,040,133	2.4%
Trintech, Inc.	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(9)	8.42%	1/29/2028	—	(6,604)	(13,536)	0.0%
Trintech, Inc.	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	8.42%	1/28/2033	—	(11,039)	(11,314)	0.0%
Total Software										77,799,912	76,599,978

Technology Hardware, Storage & Peripherals
Lytx, Inc.	First Lien Term Loan	SOFR+	5.00%	1.00%	Floor		8.78%	2/28/2028	7,500,000	7,500,000	7,500,000	2.2%
Total Technology Hardware, Storage & Peripherals										7,500,000	7,500,000

Total Debt Investments										$714,842,384	$710,906,644

Portfolio Company 1 2 3 4	Investment Type	Footnotes	Interest Rate[11]	Acquisition Date	Par Amount / Units	Cost	Fair Value	Percentage of Net Assets [7]
Non-controlled/non-affiliated investments
Preferred Equity - 0.6%
Financial Services
MC CIF Wealth Management (UK) Ltd.	Preferred Equity		12.00% PIK	8/12/2025	943,008	934,258	935,652	0.3%
MC CIF Wealth Management (UK) Ltd.	Preferred Equity		12.00% (incl 6.00% PIK)	8/12/2025	908,700	899,950	895,251	0.3%
Financial Services Total						1,834,208	1,830,903

Total Preferred Equity						1,834,208	1,830,903

Total non-controlled/non-affiliated investments						716,676,592	712,737,547

Non-controlled/affiliated investments
Common Equity - 0.8%
Professional Services
SPV CA IX, LLC	Common Equity	(9)(12)(13)		7/18/2025	2,715,463	2,715,463	2,849,611	0.8%
Total Professional Services						2,715,463	2,849,611

Total Common Equity						2,715,463	2,849,611

Total non-controlled/affiliated investments						2,715,463	2,849,611

Total investments						$719,392,055	$715,587,158
(1)All of the Fund's investments are domiciled in the United States, except for Apex Group Treasury LLC, Barings Middle Market CLO Ltd., Flow Traders Holdings LLC, Howden UK Refinance PLC, Inizio Group Limited, LendDirect Trust, MC CIF Wealth Management (UK) Ltd and New Mountain Guardian IV Income Rated Feeder II, Ltd., which are domiciled in Ireland, Cayman Islands, Bermuda, United Kingdom, United Kingdom, Canada, United Kingdom and Bermuda, respectively.
(2)Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy.
(3)All investments were qualifying assets as defined under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"), except for Apex Group Treasury LLC, Barings Middle Market CLO Ltd., Best Egg Asset Structured Pass Through Master Trust, Churchill Middle Market CLO Ltd., Coller Private Equity Backed Notes & Loans II-A L.P., Flow Traders Holding, LLC, Howden UK Refinance PLC, Inizio Group Limited, Ivy Hill Middle Market Credit Fund XII Ltd., LendDirect Trust, LendingTree Inc., MC CIF Wealth Management (UK) Ltd. and New Mountain Guardian IV Income Rated Feeder II, Ltd, Redwood Trust, Inc. As of March 31, 2026, non-qualifying assets totaled 9.1% of the Fund's total assets.
(4)As of March 31, 2026, all investments are pledged as collateral except for issuer Barings Middle Market CLO Ltd., Best Egg Asset Structured Pass Through Master Trust, Churchill Middle Market CLO Ltd., Ivy Hill Middle Market Credit Fund XII Ltd., LendDirect Trust, MC CIF Wealth Management (UK) Ltd. and SPV CA IX, LLC.
(5)The date disclosed represents the expiration of the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(6)Cost represents the original cost adjusted for amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(7)Percentage is based on net assets of $340,689,004 as of March 31, 2026.
(8)Represents securities categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy.
(9)This investment has an unfunded commitment as of March 31, 2026. For further details, see Note 5. Fair value includes an analysis of the unfunded commitment.
(10)Security is exempt from registration under Rule 144A of the Securities Act of 1933.
(11)The majority of the securities bear interest at a rate that may be determined by reference Secured Overnight Financing Rate ("SOFR"), which at March 31, 2026 was 3.68%; Alternate Base Rate ("ABR"), which at March 31, 2026 was 6.75%; and the Euro Interbank Offered Rate ("EURIBOR"), which at March 31, 2026 was 1.89%. For each such security, the Fund has provided the applicable spread over SOFR, ABR and EURIBOR and the current contractual interest rate in effect at March 31, 2026. Certain investments contain a Payment-in-Kind (“PIK”) provision. SOFR based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.
(12)Investment measured at net asset value ("NAV").
(13)As defined in the 1940 Act, the Fund is deemed to be an "affiliated person" because it owns more than 5% but less than 25% of the portfolio company's voting securities, or it has power to exercise control over the management or policies of such portfolio company ('non-controlled affiliate"). Transactions for the three months ended March 31, 2026, in which the portfolio company is deemed to be a “Non-Control/Affiliated Investment” of the Fund were as follows:

	Fair Value as of January 1, 2026	Gross Additions	Gross Reductions	Change in Unrealized Gains (Loss)	Net Realized Gain (Loss)	Fair Value as of March 31, 2026	Income
Non-Controlled/Affiliated Investments
SPV CA IX, LLC	$1,736,093	$1,063,426	$-	$50,092	$-	$2,849,611	$-
Total Non-Controlled/Affiliated Investments	$1,736,093	$1,063,426	$-	$50,092	$-	$2,849,611	$-
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stone Point Credit Income Fund
Consolidated Schedule of Investments
As of December 31, 2025

Portfolio Company1234	Investment Type	Reference Rate and Floor[11]				Footnotes	Interest Rate[11]	Maturity Date[5]	Par Amount / Units	Cost[6]	Fair Value	Percentage of Net Assets[7]
Non-controlled/non-affiliated investments
Debt Investments - 212.2%
Capital Markets
Cliffwater, LLC	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.47%	4/22/2032	13,353,629	$13,245,699	$13,306,892	4.7%
Cliffwater, LLC	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	8.47%	4/22/2032	-	(11,559)	(5,100)	0.0%
Wharf Street Ratings Acquisition LLC	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.47%	9/16/2032	22,408,081	22,221,415	22,296,041	8.0%
Wharf Street Ratings Acquisition LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(9)	8.47%	9/16/2027	-	(8,685)	(12,449)	0.0%
Wharf Street Ratings Acquisition LLC	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	8.47%	9/16/2032	-	(21,304)	(12,743)	0.0%
Total Capital Markets										35,425,566	35,572,641

Consumer Finance
Best Egg Asset Structured Pass Through Master Trust	Unsecured Note	N/A				(10)	0.00%	9/15/2035	5,082	906,300	906,174	0.3%
Best Egg Asset Structured Pass Through Master Trust	Unsecured Note	N/A				(10)	0.00%	11/15/2035	5,386	937,281	937,164	0.3%
Equinox Buyer LLC	First Lien Term Loan	SOFR+	5.25%	1.00%	Floor		9.11%	9/9/2031	11,016,414	10,859,766	10,859,981	3.9%
Equinox Buyer LLC	First Lien Revolver	SOFR+	5.25%	1.00%	Floor	(9)	9.11%	9/9/2031	-	(21,096)	(21,067)	0.0%
Total Consumer Finance										12,682,251	12,682,252

Diversified Consumer Services
Houghton Mifflin Harcourt Company	First Lien Term Loan	SOFR+	5.25%	0.50%	Floor	(8)	9.07%	4/9/2029	2,969,309	2,932,146	2,628,195	0.9%
Total Diversified Consumer Services										2,932,146	2,628,195

Financial Services
Apex Group Treasury LLC	First Lien Term Loan	SOFR+	3.50%			(8)	7.39%	2/27/2032	11,805,932	11,249,669	11,156,606	4.0%
Barings Middle Market CLO Ltd.	Unsecured Note	SOFR+	6.17%				10.07%	4/15/2037	5,475,000	5,423,733	5,420,250	1.9%
Beacon Pointe Harmony, LLC	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		8.22%	12/29/2028	2,467,965	2,467,965	2,467,965	0.9%
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(9)	8.22%	4/14/2027	-	(13,552)	-	0.0%
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor		8.23%	12/29/2028	9,953,250	9,933,989	9,953,250	3.6%
Bottomline Technologies, Inc.	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		8.17%	5/14/2029	9,874,362	9,800,328	9,874,362	3.5%
Cerity Partners Equity Holding LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(9)	8.17%	12/20/2027	-	(31,263)	(62,926)	0.0%
Cerity Partners Equity Holding LLC	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(9)	8.17%	7/28/2031	189,489	183,614	183,567	0.1%
Churchill Middle Market CLO Ltd.	Unsecured Note	SOFR+	6.85%				10.71%	4/27/2037	1,570,000	1,570,000	1,570,000	0.6%
Coller Private Equity Backed Notes & Loans II-A L.P.	Unsecured Note	SOFR+	5.20%			(9)	9.19%	4/30/2037	1,487,146	1,469,247	1,502,619	0.5%
Flow Traders Holding, LLC	First Lien Term Loan	SOFR+	5.00%				8.84%	10/29/2031	13,661,946	13,463,003	13,457,017	4.8%
Flow Traders Holding, LLC	First Lien Revolver	SOFR+	5.00%			(9)	8.84%	10/29/2031	-	(77,679)	(80,026)	0.0%
GC Waves Holdings, Inc.	First Lien Delayed Draw Term Loan	SOFR+	4.50%			(9)	8.22%	10/4/2030	464,720	441,819	419,051	0.1%
HBWM Intermediate II, LLC	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.47%	11/17/2031	2,255,780	2,246,322	2,245,855	0.8%
HBWM Intermediate II, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor		8.47%	11/17/2031	2,706,936	2,695,799	2,695,026	1.0%
HBWM Intermediate II, LLC	First Lien Revolver	SOFR+	4.75%	0.50%	Floor	(9)	8.47%	8/18/2031	300,013	298,878	297,613	0.1%
Ivy Hill Middle Market Credit Fund XII Ltd	Unsecured Note	SOFR+	6.25%				10.13%	4/20/2037	4,421,052	4,421,052	4,421,052	1.6%
LendingTree, Inc.	First Lien Term Loan	SOFR+	4.50%			(8)	8.22%	8/21/2030	4,937,625	4,913,345	4,937,625	1.8%

Portfolio Company1234	Investment Type	Reference Rate and Floor[11]				Footnotes	Interest Rate[11]	Maturity Date[5]	Par Amount / Units	Cost[6]	Fair Value	Percentage of Net Assets[7]
MAI Capital Management Intermediate LLC	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.42%	8/29/2031	2,750,250	2,727,861	2,724,398	1.0%
MAI Capital Management Intermediate LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor		8.42%	8/29/2031	1,624,500	1,615,015	1,609,230	0.6%
MAI Capital Management Intermediate LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(9)	8.42%	8/29/2031	2,430,964	2,398,526	2,388,378	0.9%
MAI Capital Management Intermediate LLC	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	8.42%	8/29/2031	197,767	192,959	187,719	0.1%
Minotaur Acquisition, Inc.	First Lien Term Loan	SOFR+	5.00%	1.00%	Floor		8.72%	5/10/2030	13,996,342	13,858,716	13,856,379	4.9%
New Mountain Guardian IV Income Rated Feeder II, Ltd.	Unsecured Note	SOFR+	8.40%				12.09%	4/3/2037	2,325,000	2,291,095	2,364,572	0.8%
Nexus Buyer LLC	Second Lien Term Loan	SOFR+	5.75%			(8)	9.47%	1/30/2032	8,999,749	8,914,842	8,936,480	3.2%
Orion US Finco	Second Lien Term Loan	SOFR+	5.50%			(8)	9.43%	10/10/2033	3,500,000	3,465,804	3,535,000	1.3%
Payscape Buyer Inc.	Second Lien Term Loan	SOFR+	8.00%	1.00%	Floor		11.72%	4/28/2028	1,280,992	1,280,992	1,280,992	0.5%
Payscape Buyer Inc.	Second Lien Delayed Draw Term Loan	SOFR+	8.00%	1.00%	Floor		11.72%	4/28/2028	719,008	719,008	719,008	0.3%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	1.00%	Floor		8.49%	10/2/2028	423,463	423,463	421,557	0.2%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	1.00%	Floor		8.49%	10/2/2028	1,330,622	1,330,622	1,324,634	0.5%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	1.00%	Floor		8.49%	10/2/2028	424,390	424,390	422,480	0.2%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	1.00%	Floor		8.49%	10/2/2028	1,758,665	1,758,665	1,750,751	0.6%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	1.00%	Floor		8.49%	10/2/2028	7,914,111	7,874,797	7,878,497	2.8%
TA/WEG Intermediate Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	1.00%	Floor	(9)	8.49%	10/2/2028	2,950,303	2,943,537	2,917,651	1.0%
TA/WEG Intermediate Holdings, LLC	First Lien Revolver	SOFR+	4.50%	1.00%	Floor	(9)	8.49%	10/2/2028	-	-	(3,750)	0.0%
The Edelman Financial Engines Center, LLC	Second Lien Term Loan	SOFR+	5.25%			(8)	8.97%	10/6/2028	1,008,694	988,532	1,009,117	0.4%
Total Financial Services										123,665,093	123,781,999

Health Care Providers & Services
Action Behavior Centers Therapy LLC	First Lien Term Loan	SOFR+	5.25%	0.75%	Floor		8.97%	7/2/2031	7,778,571	7,722,812	7,720,232	2.8%
Action Behavior Centers Therapy LLC	First Lien Term Loan	SOFR+	5.25%	0.75%	Floor		8.97%	7/2/2031	5,071,039	5,034,020	5,033,006	1.8%
Action Behavior Centers Therapy LLC	First Lien Delayed Draw Term Loan	SOFR+	5.25%	0.75%	Floor	(9)	8.97%	7/2/2031	510,136	506,799	499,459	0.2%
Action Behavior Centers Therapy LLC	First Lien Revolver	SOFR+	5.25%	0.75%	Floor	(9)	8.97%	7/2/2031	-	-	(5,357)	0.0%
Belmont Buyer, Inc.	First Lien Term Loan	SOFR+	6.50%	1.00%	Floor		10.19%	6/21/2029	5,219,368	5,237,008	5,219,368	1.9%
Belmont Buyer, Inc.	First Lien Delayed Draw Term Loan	SOFR+	6.50%	1.00%	Floor		10.24%	6/21/2029	1,238,956	1,243,143	1,238,956	0.4%
Belmont Buyer, Inc.	First Lien Revolver	SOFR+	6.50%	1.00%	Floor	(9)	10.19%	6/21/2029	-	-	-	0.0%
Chartis Group, LLC	First Lien Term Loan	SOFR+	4.25%	0.75%	Floor		7.95%	9/17/2031	1,696,154	1,682,328	1,691,065	0.6%
Chartis Group, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.25%	0.75%	Floor	(9)	7.92%	9/17/2031	87,192	86,775	85,620	0.0%
Chartis Group, LLC	First Lien Revolver	SOFR+	4.25%	0.75%	Floor	(9)	7.95%	9/17/2031	-	-	(787)	0.0%
Continental Buyer Inc.	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		8.22%	4/2/2031	2,234,475	2,211,395	2,223,526	0.8%
Continental Buyer Inc.	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		8.22%	4/2/2031	6,039,651	6,010,546	6,010,057	2.1%
Continental Buyer Inc.	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(9)	8.22%	4/21/2028	-	(2,772)	(5,637)	0.0%
Continental Buyer Inc.	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor		8.22%	4/2/2031	6,098,537	6,072,076	6,068,654	2.2%
Continental Buyer Inc.	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(9)	8.22%	4/2/2031	-	(14,299)	(17,123)	0.0%
Covetrus, Inc.	First Lien Term Loan	SOFR+	5.00%	0.50%	Floor	(8)	8.67%	10/12/2029	2,969,466	2,892,822	2,676,632	1.0%
Giving Home Health Care	First Lien Term Loan	SOFR+	6.25%				10.23%	4/26/2029	11,623,729	11,544,524	11,515,628	4.1%
Headlands Buyer, Inc.	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		8.49%	9/29/2032	10,912,083	10,806,974	10,805,145	3.9%
Headlands Buyer, Inc.	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(9)	8.49%	9/29/2027	-	(21,306)	(43,353)	0.0%
Headlands Buyer, Inc.	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(9)	8.49%	9/29/2032	-	(20,845)	(21,208)	0.0%
Jerry Erwin Associates, LLC	First Lien Term Loan	SOFR+	6.75%	1.00%	Floor		10.49%	10/15/2030	7,700,000	7,478,867	7,469,000	2.7%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.50%	0.75%	Floor	(9)	9.22%	2/13/2031	1,437,194	1,431,037	1,464,900	0.5%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.50%	0.75%	Floor		9.22%	2/13/2031	1,141,367	1,146,026	1,152,781	0.4%
MB2 Dental Solutions, LLC	First Lien Revolver	SOFR+	5.50%	0.75%	Floor	(9)	9.22%	2/13/2031	100,000	100,000	100,000	0.0%
MEDX Holdings, LLC	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.47%	7/21/2032	7,447,727	7,378,027	7,376,229	2.6%
MEDX Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(9)	8.47%	7/21/2027	-	(14,495)	(29,738)	0.0%

Portfolio Company1234	Investment Type	Reference Rate and Floor[11]				Footnotes	Interest Rate[11]	Maturity Date[5]	Par Amount / Units	Cost[6]	Fair Value	Percentage of Net Assets[7]
MEDX Holdings, LLC	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	8.47%	7/21/2032	-	(13,613)	(13,964)	0.0%
RCP NATS Purchaser, LLC	First Lien Term Loan	SOFR+	5.00%	0.75%	Floor		8.69%	3/19/2032	11,166,045	11,042,190	11,102,398	4.0%
RCP NATS Purchaser, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.00%	0.75%	Floor	(9)	8.69%	3/19/2027	-	(11,099)	(12,761)	0.0%
RCP NATS Purchaser, LLC	First Lien Revolver	SOFR+	5.00%	0.75%	Floor	(9)	8.69%	3/19/2032	-	(17,383)	(8,933)	0.0%
RxB Holdings, Inc.	First Lien Term Loan	SOFR+	5.00%			(8)	8.73%	12/20/2027	7,510,962	7,360,743	7,426,501	2.7%
Total Health Care Providers & Services										96,872,300	96,720,296

Health Care Technology
FINThrive Software Intermediate Holdings, Inc.	First Lien Term Loan	SOFR+	5.25%			(8)	8.94%	12/15/2028	5,119,276	5,050,532	4,753,452	1.7%
Homecare Software Solutions LLC	First Lien Term Loan	SOFR+	5.55% (incl 2.93% PIK)	0.75%	Floor		9.28%	6/16/2031	5,118,307	5,077,996	5,064,565	1.8%
Homecare Software Solutions LLC	First Lien Term Loan	SOFR+	5.55% (incl 2.93% PIK)	0.75%	Floor		9.28%	6/16/2031	2,180,496	2,163,323	2,157,601	0.8%
Homecare Software Solutions LLC	First Lien Delayed Draw Term Loan	SOFR+	5.55% (incl 2.93% PIK)	0.75%	Floor		9.28%	6/16/2031	1,901,086	1,888,511	1,881,124	0.7%
Total Health Care Technology										14,180,362	13,856,742

Insurance
Alkeme Intermediary Holdings, LLC	First Lien Term Loan	SOFR+	5.00%	1.00%	Floor		8.67%	5/28/2027	822,917	822,110	819,625	0.3%
Alkeme Intermediary Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.00%	1.00%	Floor		8.67%	5/28/2027	1,652,234	1,650,615	1,645,625	0.6%
Alkeme Intermediary Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.00%	1.00%	Floor		8.67%	5/28/2027	9,960,084	9,942,172	9,920,243	3.5%
Amerilife Holdings LLC	First Lien Term Loan	SOFR+	5.00%	0.75%	Floor		8.79%	8/31/2029	8,836,138	8,802,749	8,765,449	3.1%
Amerilife Holdings LLC	First Lien Delayed Draw Term Loan	SOFR+	5.00%	0.75%	Floor	(9)	8.79%	2/28/2027	-	(2,695)	(11,799)	0.0%
Amerilife Holdings LLC	First Lien Delayed Draw Term Loan	SOFR+	5.00%	0.75%	Floor		8.79%	8/31/2029	47,911	47,743	47,528	0.0%
Amerilife Holdings LLC	First Lien Delayed Draw Term Loan	SOFR+	5.00%	0.75%	Floor	(9)	8.79%	8/31/2029	2,349,381	2,342,906	2,329,725	0.8%
Amerilife Holdings LLC	First Lien Revolver	SOFR+	5.00%	0.75%	Floor	(9)	8.79%	8/31/2028	227,144	223,617	216,241	0.1%
Arden Insurance Services LLC	First Lien Term Loan	SOFR+	4.75%	1.00%	Floor		8.42%	11/27/2030	3,259,756	3,219,805	3,232,700	1.2%
Arden Insurance Services LLC	First Lien Revolver	ABR+	3.75%	1.00%	Floor	(9)	10.50%	11/27/2030	124,390	123,270	120,640	0.0%
ARMStrong Receivable Management	First Lien Term Loan	SOFR+	4.75%	1.00%	Floor		8.52%	10/5/2029	3,828,363	3,811,994	3,816,113	1.4%
ARMStrong Receivable Management	First Lien Delayed Draw Term Loan	SOFR+	4.75%	1.00%	Floor	(9)	8.52%	10/6/2026	-	(598)	(399)	0.0%
ARMStrong Receivable Management	First Lien Delayed Draw Term Loan	SOFR+	4.75%	1.00%	Floor	(9)	8.74%	10/5/2029	356,565	354,208	354,926	0.1%
ARMStrong Receivable Management	First Lien Revolver	SOFR+	4.75%	1.00%	Floor	(9)	8.52%	10/5/2029	-	-	(418)	0.0%
Babylon Buyer, Inc.	First Lien Term Loan	SOFR+	5.25%	0.75%	Floor		8.97%	3/8/2030	18,015,333	17,835,297	17,835,179	6.4%
Babylon Buyer, Inc.	First Lien Term Loan	SOFR+	5.50%	0.75%	Floor		9.23%	3/8/2030	3,558,966	3,521,322	3,558,966	1.3%
Babylon Buyer, Inc.	First Lien Revolver	SOFR+	5.50%	0.75%	Floor	(9)	9.23%	3/8/2030	-	(1,392)	-	0.0%
Bellwether Buyer, LLC	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		8.23%	4/15/2032	5,783,133	5,757,168	5,756,530	2.1%
Bellwether Buyer, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(9)	8.23%	10/15/2027	-	(6,762)	(13,855)	0.0%
Bellwether Buyer, LLC	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(9)	8.23%	4/15/2032	-	(5,408)	(5,542)	0.0%
Foundation Risk Partners, Corp.	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.42%	10/29/2030	703,145	703,145	699,981	0.2%
Foundation Risk Partners, Corp.	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.42%	10/29/2030	2,071,734	2,071,734	2,062,411	0.7%
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor		8.42%	10/29/2030	327,576	327,576	326,102	0.1%
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor		8.42%	10/29/2030	7,886,800	7,886,800	7,851,309	2.8%
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor		8.42%	10/29/2030	1,935,345	1,931,661	1,926,636	0.7%
Foundation Risk Partners, Corp.	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	8.42%	10/29/2029	224,814	224,814	220,767	0.1%
Galway Borrower LLC	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		8.17%	9/29/2028	6,529,106	6,536,432	6,529,106	2.3%
Galway Borrower LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor		8.17%	9/29/2028	3,528,684	3,509,785	3,508,923	1.3%
Galway Borrower LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(9)	8.17%	9/29/2028	440,214	438,369	428,571	0.2%
Galway Borrower LLC	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(9)	8.19%	9/29/2028	105,622	105,622	105,622	0.0%
Redwood Purchaser, INC	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.42%	3/3/2031	7,055,749	6,979,685	6,976,019	2.5%

Portfolio Company1234	Investment Type	Reference Rate and Floor[11]				Footnotes	Interest Rate[11]	Maturity Date[5]	Par Amount / Units	Cost[6]	Fair Value	Percentage of Net Assets[7]
Redwood Purchaser, INC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(9)	8.42%	3/3/2027	-	(17,569)	(41,549)	0.0%
Redwood Purchaser, INC	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	8.42%	3/3/2031	346,375	327,707	326,805	0.1%
THG Acquisition, LLC	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.47%	10/31/2031	11,156,742	11,063,851	11,057,447	3.9%
THG Acquisition, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(9)	8.47%	10/31/2031	726,908	723,432	704,632	0.3%
THG Acquisition, LLC	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	8.47%	10/31/2031	164,678	163,903	153,526	0.1%
World Insurance Associates LLC	First Lien Delayed Draw Term Loan	SOFR+	5.00%	1.00%	Floor	(9)	8.67%	4/3/2030	2,246,400	2,233,579	2,228,800	0.8%
World Insurance Associates LLC	First Lien Revolver	SOFR+	5.00%	1.00%	Floor	(9)	8.67%	4/3/2030	-	(896)	(951)	0.0%
Total Insurance										103,647,751	103,451,634

IT Services
Redwood Services Group, LLC	First Lien Term Loan	SOFR+	5.25%	0.75%	Floor		8.93%	6/15/2029	2,397,070	2,378,413	2,386,044	0.9%
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.25%	0.75%	Floor	(9)	8.93%	6/15/2029	2,511,916	2,500,224	2,497,768	0.9%
Total IT Services										4,878,637	4,883,812

Professional Services
Accordion Partners LLC	First Lien Term Loan	SOFR+	5.00%	0.75%	Floor		8.70%	11/17/2031	9,733,696	9,678,026	9,709,361	3.5%
Accordion Partners LLC	First Lien Term Loan	SOFR+	5.00%	0.75%	Floor		8.70%	11/17/2031	6,653,367	6,644,433	6,636,734	2.4%
Accordion Partners LLC	First Lien Delayed Draw Term Loan	SOFR+	5.00%	0.75%	Floor		8.70%	11/17/2031	5,031,850	5,008,155	5,006,691	1.8%
Accordion Partners LLC	First Lien Revolver	SOFR+	5.00%	0.75%	Floor	(9)	8.70%	11/17/2031	-	-	(6,509)	0.0%
Accordion Partners Holdings LLC	Unsecured Note	N/A					12.75% PIK	11/15/2034	4,723,304	4,653,129	4,652,455	1.7%
Aprio Advisory Group, LLC	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.42%	8/1/2031	2,493,750	2,449,354	2,470,558	0.9%
Aprio Advisory Group, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(9)	8.42%	12/23/2027	-	(55,372)	(103,446)	0.0%
Aprio Advisory Group, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(9)	8.42%	8/1/2031	8,194,484	7,988,852	8,078,300	2.9%
Baker Tilly Advisory Group, L.P.	First Lien Term Loan	SOFR+	4.25%	0.75%	Floor		7.97%	6/2/2032	4,996,802	4,950,968	4,949,832	1.8%
Baker Tilly Advisory Group, L.P.	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.47%	6/3/2031	2,092,602	2,068,370	2,092,602	0.7%
Baker Tilly Advisory Group, L.P.	First Lien Delayed Draw Term Loan	SOFR+	4.25%	0.75%	Floor	(9)	7.97%	6/3/2027	-	(7,890)	(16,181)	0.0%
Baker Tilly Advisory Group, L.P.	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	8.47%	6/3/2030	-	-	-	0.0%
Baker Tilly Advisory Group, L.P.	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(9)	8.47%	6/2/2032	-	(7,163)	(7,345)	0.0%
Cherry Bekaert Advisory LLC	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		8.22%	6/28/2030	1,069,141	1,066,582	1,058,449	0.4%
Cherry Bekaert Advisory LLC	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		8.22%	6/28/2030	2,188,758	2,167,804	2,166,870	0.8%
Cherry Bekaert Advisory LLC	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		8.22%	6/28/2030	1,953,768	1,934,419	1,934,230	0.7%
Cherry Bekaert Advisory LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(9)	8.22%	6/28/2030	1,179,741	1,163,375	1,157,853	0.4%
Cherry Bekaert Advisory LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor		8.22%	6/28/2030	1,392,094	1,388,762	1,378,173	0.5%
Heights Buyer, LLC	First Lien Term Loan	SOFR+	5.00%	1.00%	Floor		8.92%	8/25/2028	1,189,179	1,179,249	1,178,952	0.4%
Heights Buyer, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.00%	1.00%	Floor	(9)	8.92%	6/24/2027	-	(6,760)	(13,925)	0.0%
Inizio Group Limited	First Lien Term Loan	SOFR+	4.25%	0.50%	Floor	(8)	8.02%	8/19/2028	4,967,427	4,875,485	4,849,450	1.7%
KRIV Acquisition Inc.	First Lien Term Loan	SOFR+	5.00%	1.00%	Floor		8.67%	7/31/2031	2,888,719	2,870,010	2,861,276	1.0%
KRIV Acquisition Inc.	First Lien Delayed Draw Term Loan	SOFR+	5.00%	1.00%	Floor	(9)	8.67%	9/30/2027	-	(12,373)	(24,881)	0.0%
KRIV Acquisition Inc.	First Lien Delayed Draw Term Loan	SOFR+	5.00%	1.00%	Floor	(9)	8.67%	9/30/2027	-	(21,783)	(44,232)	0.0%
KRIV Acquisition Inc.	First Lien Revolver	SOFR+	4.50%	1.00%	Floor	(9)	8.49%	7/31/2031	93,578	82,436	82,263	0.0%
More Cowbell II LLC	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		7.99%	9/3/2030	12,559,933	12,559,933	12,559,933	4.5%
More Cowbell II LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(9)	7.99%	9/3/2027	-	-	-	0.0%
More Cowbell II LLC	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(9)	7.99%	9/4/2029	-	-	-	0.0%
PAS Parent Inc.	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		8.22%	8/18/2032	4,132,237	4,112,674	4,092,154	1.5%
PAS Parent Inc.	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(9)	8.22%	8/18/2028	-	(19,722)	(40,410)	0.0%
PAS Parent Inc.	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(9)	8.22%	8/18/2031	-	(1,759)	(3,638)	0.0%
Petra Borrower, LLC	First Lien Term Loan	SOFR+	5.75%	1.00%	Floor		9.65%	11/15/2030	4,277,956	4,232,809	4,230,471	1.5%
Petra Borrower, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.75%	1.00%	Floor		9.45%	11/15/2030	1,666,636	1,652,776	1,648,136	0.6%

Portfolio Company1234	Investment Type	Reference Rate and Floor[11]				Footnotes	Interest Rate[11]	Maturity Date[5]	Par Amount / Units	Cost[6]	Fair Value	Percentage of Net Assets[7]
Petra Borrower, LLC	First Lien Revolver	SOFR+	5.75%	1.00%	Floor	(9)	9.65%	11/15/2029	-	(2,373)	(7,436)	0.0%
TRAK Purchaser, Inc	First Lien Term Loan	SOFR+	5.50%	1.00%	Floor		9.34%	6/20/2031	9,300,326	9,173,237	9,217,553	3.3%
TRAK Purchaser, Inc	First Lien Term Loan	SOFR+	5.50%	1.00%	Floor		9.20%	6/20/2031	1,938,566	1,909,676	1,909,488	0.7%
TRAK Purchaser, Inc	First Lien Revolver	SOFR+	5.50%	1.00%	Floor	(9)	9.34%	6/20/2031	-	(8,907)	(5,811)	0.0%
Wasteology Group Transportation, LLC	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.60%	11/3/2032	6,035,428	5,976,467	5,975,074	2.1%
Wasteology Group Transportation, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(9)	8.60%	11/3/2027	-	(34,280)	(70,179)	0.0%
Wasteology Group Transportation, LLC	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	8.60%	11/3/2032	-	(21,215)	(21,716)	0.0%
Total Professional Services										99,587,384	99,531,149

Real Estate Management & Development
Accuserve Solutions, Inc.	First Lien Term Loan	SOFR+	6.00% (incl 3.38% PIK)	1.00%	Floor		9.84%	3/15/2030	8,598,920	8,495,727	8,331,493	3.0%
Accuserve Solutions, Inc.	First Lien Revolver	SOFR+	6.00% (incl 3.38% PIK)	1.00%	Floor	(9)	9.84%	3/15/2030	99,432	99,432	87,063	0.0%
Claros Mortgage Trust, Inc.	First Lien Term Loan	SOFR+	4.50%	0.50%	Floor	(8)	8.32%	8/9/2026	2,556,920	2,495,257	2,489,801	0.9%
Freedom Funding Center LLC	Unsecured Note	N/A				(8)(10)	12.00%	10/1/2037	5,000,000	5,000,000	5,360,275	1.9%
Low Voltage Holdings Inc.	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.42%	4/28/2032	1,846,120	1,833,566	1,844,274	0.7%
Low Voltage Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(9)	8.42%	10/28/2027	-	(1,252)	(370)	0.0%
Low Voltage Holdings Inc.	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	8.42%	4/28/2032	-	(1,929)	(285)	0.0%
Metropolis Technologies Inc	First Lien Term Loan	SOFR+	5.25%			(8)	8.98%	11/3/2032	7,430,000	7,357,158	7,374,275	2.6%
Southpaw AP Buyer, LLC	First Lien Term Loan	SOFR+	5.50%	1.00%	Floor		9.49%	3/2/2028	2,747,362	2,734,927	2,727,855	1.0%
Southpaw AP Buyer, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.50%	1.00%	Floor	(9)	9.35%	3/2/2028	203,675	202,678	202,088	0.1%
Southpaw AP Buyer, LLC	First Lien Revolver	SOFR+	5.50%	1.00%	Floor	(9)	9.53%	3/2/2028	51,458	51,458	49,856	0.0%
Titan Home Improvement, LLC	First Lien Term Loan	SOFR+	4.75%	1.00%	Floor		8.57%	5/31/2030	2,572,093	2,531,843	2,563,605	0.9%
Titan Home Improvement, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	1.00%	Floor	(9)	8.57%	5/29/2026	-	-	(1,612)	0.0%
Titan Home Improvement, LLC	First Lien Revolver	SOFR+	4.75%	1.00%	Floor	(9)	8.57%	5/31/2030	-	-	(1,343)	0.0%
Total Real Estate Management & Development										30,798,865	31,026,975

Software
Archduke Buyer, Inc.	First Lien Term Loan	SOFR+	5.50%	0.50%	Floor		9.27%	12/3/2032	3,907,684	3,869,050	3,868,607	1.4%
Archduke Buyer, Inc.	First Lien Revolver	SOFR+	5.50%	0.50%	Floor	(9)	9.27%	12/3/2032	-	(3,998)	(4,043)	0.0%
Cardinal Parent Inc	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor	(8)	8.41%	11/12/2027	2,969,152	2,880,689	2,894,923	1.0%
Diligent Corporation	First Lien Term Loan	SOFR+	5.00%	0.75%	Floor		8.82%	8/6/2030	4,738,285	4,710,774	4,709,381	1.7%
Diligent Corporation	First Lien Term Loan	SOFR+	5.00%	0.75%	Floor		8.82%	8/6/2030	812,276	807,559	807,321	0.3%
Diligent Corporation	First Lien Delayed Draw Term Loan	SOFR+	5.00%	0.75%	Floor	(9)	8.82%	4/30/2026	-	-	(9,577)	0.0%
Diligent Corporation	First Lien Revolver	SOFR+	5.00%	0.75%	Floor	(9)	8.69%	8/6/2030	89,163	89,163	86,849	0.0%
Flexera Software LLC	First Lien Term Loan	SOFR+	4.50%	0.50%	Floor		8.35%	8/16/2032	2,067,379	2,062,492	2,067,379	0.7%
Flexera Software LLC	First Lien Term Loan	EURIBOR+	4.50%	0.50%	Floor		6.43%	8/16/2032	1,226,096	1,431,324	1,439,620	0.5%
Flexera Software LLC	First Lien Revolver	SOFR+	4.50%	0.50%	Floor	(9)	8.35%	8/16/2032	-	(1,079)	-	0.0%
Fullsteam Holdco, L.P.	Unsecured Note	N/A					13.00% PIK	8/9/2032	5,261,806	5,191,086	5,187,088	1.9%
Fullsteam Operations LLC	First Lien Term Loan	SOFR+	5.25%	0.75%	Floor		9.11%	8/8/2031	10,312,500	10,216,248	10,214,534	3.6%
Fullsteam Operations LLC	First Lien Delayed Draw Term Loan	SOFR+	5.25%	0.75%	Floor	(9)	9.11%	8/8/2027	-	(16,042)	(32,656)	0.0%
Fullsteam Operations LLC	First Lien Revolver	SOFR+	5.25%	0.75%	Floor	(9)	9.11%	8/8/2031	-	(11,667)	(11,875)	0.0%
GovDelivery Holdings, LLC	First Lien Term Loan	SOFR+	5.50% (incl 2.00% PIK)	0.75%	Floor		9.34%	1/17/2031	2,764,185	2,764,185	2,764,185	1.0%
GovDelivery Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.50% (incl 2.00% PIK)	0.75%	Floor		8.84%	1/17/2031	409,478	409,478	408,413	0.1%
GovDelivery Holdings, LLC	First Lien Revolver	ABR+	4.25%			(9)	9.34%	1/17/2031	-	-	-	0.0%
GS Acquisitionco Inc	First Lien Delayed Draw Term Loan	SOFR+	5.25%	0.75%	Floor	(9)	9.12%	5/16/2027	-	(9,898)	(50,000)	0.0%

Portfolio Company1234	Investment Type	Reference Rate and Floor[11]				Footnotes	Interest Rate[11]	Maturity Date[5]	Par Amount / Units	Cost[6]	Fair Value	Percentage of Net Assets[7]
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(9)	8.37%	6/27/2027	-	-	(4,761)	0.0%
Kona Buyer, LLC	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(9)	8.37%	7/23/2031	-	-	(529)	0.0%
MRI Software LLC	First Lien Term Loan	SOFR+	4.75%	1.00%	Floor		8.42%	2/10/2028	2,308,024	2,305,960	2,305,716	0.8%
MRI Software LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	1.00%	Floor	(9)	8.42%	2/10/2028	903,149	884,260	865,518	0.3%
MRI Software LLC	First Lien Revolver	SOFR+	4.75%	1.00%	Floor	(9)	8.44%	2/10/2028	231,923	227,087	226,473	0.1%
oneZero Financial Systems, LLC	First Lien Term Loan	SOFR+	5.00%	0.75%	Floor		8.84%	10/7/2031	8,588,942	8,518,237	8,561,458	3.1%
oneZero Financial Systems, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.00%	0.75%	Floor	(9)	8.84%	10/7/2031	506,748	502,690	501,914	0.2%
oneZero Financial Systems, LLC	First Lien Revolver	SOFR+	5.00%	0.75%	Floor	(9)	8.84%	10/7/2031	-	-	(3,245)	0.0%
Orion Advisor Solutions, LLC	Second Lien Term Loan	SOFR+	5.75%	1.00%	Floor		9.65%	12/31/2030	9,135,000	9,091,035	9,135,000	3.3%
Propio LS, LLC	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.47%	5/13/2030	3,390,855	3,361,071	3,382,039	1.2%
Propio LS, LLC	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	8.42%	5/13/2030	40,526	39,723	40,287	0.0%
Saab Purchaser, Inc	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.42%	11/12/2031	3,567,785	3,533,714	3,549,946	1.3%
Saab Purchaser, Inc	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(9)	8.42%	9/22/2027	-	(16,486)	(17,263)	0.0%
Saab Purchaser, Inc	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	8.42%	11/12/2031	-	(4,579)	(2,398)	0.0%
Skywalker Purchaser, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(9)	8.37%	6/27/2027	-	-	(2,809)	0.0%
Skywalker Purchaser, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(9)	8.37%	6/27/2027	-	-	(3,154)	0.0%
Total Software										62,832,076	62,874,341

Technology Hardware, Storage & Peripherals
Lytx, Inc.	First Lien Term Loan	SOFR+	5.00%	1.00%	Floor		8.83%	2/28/2028	7,500,000	7,500,000	7,500,000	2.7%
Total Technology Hardware, Storage & Peripherals										7,500,000	7,500,000

Total Debt Investments										$595,002,431	$594,510,036

Portfolio Company	Investment Type	Footnotes	Interest Rate[11]	Acquisition Date	Par Amount / Units	Cost	Fair Value	Sum of % of NAV
Non-controlled/non-affiliated investments
Preferred Equity - 0.6%
Financial Services
MC CIF Wealth Management (UK) Ltd.	Preferred Equity		12.00% PIK	8/12/2025	915,542	906,792	907,576	0.3%
MC CIF Wealth Management (UK) Ltd.	Preferred Equity		12.00% (incl 6.00% PIK)	8/12/2025	895,271	886,521	885,602	0.3%
Total Financial Services						1,793,313	1,793,178

Total Preferred Equity						1,793,313	1,793,178

Total non-controlled/non-affiliated investments						596,795,744	596,303,214

Non-controlled/affiliated investments
Common Equity - 0.6%
Professional Services
SPV CA IX, LLC	Common Equity	(9)(12)(13)		7/18/2025	1,652,037	1,652,037	1,736,093	0.6%
Total Professional Services						1,652,037	1,736,093

Total Common Equity						1,652,037	1,736,093

Total non-controlled/affiliated investments						1,652,037	1,736,093

Total investments						598,447,781	598,039,307
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

Stone Point Credit Income Fund
Notes to Consolidated Financial Statements
March 31, 2026
(Unaudited)
Note 1.     Organization
Organization
Stone Point Credit Income Fund (the “Fund”) is a Delaware statutory trust formed on June 24, 2024. The Fund commenced operations on January 22, 2025 (the "Commencement of Operations"). The Fund has elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, the Fund intends to elect to be treated and to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
The Fund is managed by Stone Point Credit Income Adviser LLC (the “Adviser”). The Adviser is a Delaware limited liability company that is registered with the Securities Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Subject to the supervision of the Fund’s board of trustees (the “Board”), the Adviser manages the day-to-day operations of the Fund and provides the Fund with investment advisory and management services. The Adviser is an affiliate of Stone Point Capital LLC (“Stone Point Capital”, and together with its credit-focused affiliates, as applicable, “Stone Point Credit”), which is an alternative investment management platform specializing in investments within the global financial services industry and related sectors.
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
The accompanying interim consolidated financial statements include the accounts of the Fund and its consolidated subsidiary. All intercompany balances and transactions have been eliminated in consolidation. References to the “Fund,” “we,” and “us” herein include Stone Point Credit Income Fund and its consolidated subsidiary, except where context is otherwise required. The Fund is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies. The Fund’s fiscal year ends on December 31. The functional currency of the Fund is U.S. dollars.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of deposits in a money market account and demand deposits held at a custodian bank. Cash and cash equivalents are carried at cost, which approximates fair value. The Fund’s deposits may, at times, exceed the insured limits under applicable law. The Fund's deposits in money market funds are considered Level 1 securities within the fair value hierarchy. As of March 31, 2026 and December 31, 2025, there was $180,635 and $114,267, respectively, of cash denominated in foreign currencies included within "cash and cash equivalents" on the Consolidated Statement of Assets and Liabilities.
Investments at Fair Value
In accordance with Rule 2a-5 under the 1940 Act, the Board has designated the Adviser as the Fund’s “Valuation Designee.” The Adviser, with the assistance of the Adviser's Valuation Committee, subject to oversight by the Board, is responsible for determining the fair value of the Fund’s investments in instances where there is no readily available market quotation. Investments for which market quotations are readily available may be priced by independent pricing services. From time to time, the Fund retains external, independent valuation firms to provide input data, and valuation analyses on the Fund’s portfolio companies.
The Fund’s investment portfolio is recorded at fair value as determined in good faith in accordance with procedures established by the Adviser and approved by the Board (the “Valuation Policy”) and, as a result, there is and will be uncertainty as to the value of the Fund’s portfolio investments. Under the 1940 Act, the Fund is required to carry its portfolio investments at market value or, if there is no readily available market value, at fair value as determined in accordance with the Valuation Policy. There is not a public market or active secondary market for many of the types of investments in privately held companies that the Fund intends to hold and make. The Fund’s investments may not be publicly traded or actively traded on a secondary market but, instead, may be traded on a privately negotiated over-the-counter secondary market for institutional investors, if at all. As a result, these investments are valued quarterly at fair value as determined in good faith in accordance with the Valuation Policy approved by the Board.
The determination of fair value, and thus the amount of unrealized appreciation or depreciation the Fund may recognize in any reporting period, is to a degree subjective, and the Adviser has a conflict of interest in making determinations of fair value. The types of factors that may be considered in determining the fair values of the Fund’s investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, current market interest rates, precedent transactions and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The determinations of fair value in accordance with the Valuation Policy may differ materially from the values that would have been used if an active market and market quotations existed for such investments. The Fund’s net asset value ("NAV") could be adversely affected if the determinations regarding the fair value of the investments were materially higher than the values that the Fund ultimately realizes upon the disposal of such investments.
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
Net Asset Value per Common Share
In accordance with U.S. GAAP, the NAV per Share (see definition in Note 7) of the outstanding Shares is determined at least quarterly by dividing the value of total assets minus liabilities by the total number of Shares outstanding.
Revenue Recognition
The Fund recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”), which requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Fund follows a five-step model to (a) identify the contract(s) with a customer, (b) identify the performance obligations in the contract, (c) determine the transaction price, (d) allocate the transaction price to the performance obligations in the contract, and (e) recognize revenue when (or as) the entity satisfies a performance obligation. In determining the transaction price, the Fund includes variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration is resolved. Significant judgments are required in the application of the five-step model including: when determining whether performance obligations are satisfied at a point in time or over time; how to allocate transaction prices where multiple performance obligations are identified; when to recognize revenue based on the appropriate measure of the Fund’s progress under the contract; and whether constraints on variable consideration should be applied due to uncertain future events.
Revenue from contracts with customers includes fee income (underwriting and arranger fees). The Fund earns underwriting and arranger fees in securities offerings in which the Fund acts as an underwriter or arranger, such as initial public offerings, follow-on equity offerings, debt offerings, and convertible securities offerings. Fee revenue relating to underwriting and arranger commitments is recorded at the point in time when all significant items relating to the underwriting or arranger process has been completed and the amount of the underwriting or arranger revenue has been determined. This generally is the point at which all of the following have occurred: (i) the issuer’s registration statement has become effective with the SEC or the other offering documents are finalized; (ii) the Fund has made a firm commitment for the purchase of securities from the issuer; (iii) the Fund has been informed of the number of securities that it has been allotted; and (iv) the issuer obtains control and benefits of the offering; which generally occurs on trade date. The Fund, or its affiliates, may receive fees for capital structuring services. These fees are generally non-recurring and are recognized as fee income by the Fund on the investment closing date. The following table presents revenues from contracts with customers disaggregated by fee type for the three months ended March 31, 2026 and for the period from the Commencement of Operations through March 31, 2025:

	Three Months Ended March 31, 2026	For the period January 22, 2025 (Commencement of Operations) through March 31 2025
Fee income	$38,117	$-
Total revenue from contracts with customers	$38,117	$-
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
Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of both March 31, 2026 and December 31, 2025, no investments were on non-accrual status.
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. During the three months ended March 31, 2026, the Fund earned dividend income of $54,338 that was included on the Consolidated Statements of Operations as dividend income. For the period from the Commencement of Operations through March 31, 2025, the Fund did not earn any dividend income.

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
The Fund includes net changes in fair values on investments held resulting from foreign exchange rate fluctuations with the net change in unrealized appreciation (depreciation) from the translation of assets and liabilities in foreign currencies and other transactions on the Consolidated Statements of Operations.
The Fund records realized gains and losses resulting from transactions in foreign currency on the Consolidated Statements of Operations. During the three months ended March 31, 2026, the Fund recorded $22,568 of net realized losses on foreign currency transactions. For the period from the Commencement of Operations through March 31, 2025, the Fund did not record any realized gains or losses on foreign currency transactions.
Fluctuations arising from the translation of foreign currency borrowings are included with the net change in unrealized appreciation (depreciation) from translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations. During the three months ended March 31, 2026, the Fund recorded a net change of $119,832 in unrealized appreciation on the translation of assets and liabilities in foreign currencies. For the period from the Commencement of Operations through March 31, 2025, the Fund did not record any unrealized appreciation or depreciation on the translation of assets and liabilities in foreign currency.
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
The Fund evaluates tax positions taken or expected to be taken while preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain income tax positions from Commencement of Operations through March 31, 2026. As of March 31, 2026 and December 31, 2025, the tax cost of the Fund's investments approximates its amortized cost.
Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments
The Fund measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. During the three months ended March 31, 2026 and for the period from the Commencement of Operations through March 31, 2025, the Fund recorded $75,661 of net realized losses on investments and $28,209 of net realized gains on investments, respectively. During the three months ended March 31, 2026 and for the period from the Commencement of Operations through March 31, 2025, the Fund recorded net change in unrealized depreciation on investments of $3,396,423 and $310,031 respectively. These values are exclusive of any aforementioned foreign currency gains and change in unrealized depreciation of translation of assets in foreign currency.
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

In November 2024, the FASB issued ASU 2024-04, “Debt – Debt with Conversion and Other Options (Subtopic 470-20)”, which clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 is effective for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. The Fund has adopted ASU 2024-04 for fiscal year 2026, and concluded that the application of this guidance did not have any material impact on its consolidated financial statements.

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
•determines the securities and other assets that the Fund will purchase, retain or sell;
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
For the three months ended March 31, 2026, and for the period from the Commencement of Operations through March 31, 2025, the Fund incurred Management Fees of $584,287 and $134,115, respectively. As of March 31, 2026 and December 31, 2025, the Fund recorded Management Fees payable of $217,718 and $144,988, respectively.
Incentive Fee
The Fund will pay to the Adviser an incentive fee (“Incentive Fee”) as set forth below. Beginning on February 1, 2026 (the “Incentive Fee Commencement Date”), the Fund shall pay the Adviser an Incentive Fee. The Incentive Fee consists of two parts, consisting of the “Investment Income Incentive Fee” and the “Capital Gains Incentive Fee”.
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
For the three months ended March 31, 2026, the Fund incurred investment income-based incentive fees of $445,690. The Fund did not incur any investment income-based incentive fees for the period from the Commencement of Operations through March 31, 2025. As of March 31, 2026, the Fund recorded investment income-based incentive fees payable of $445,690. The Fund did not record any income-based incentive fee payable as of December 31, 2025.
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
For the three months ended March 31, 2026 and for the period from the Commencement of Operations through March 31, 2025, the Fund did not accrue any Capital Gains Incentive Fees.
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
For the three months ended March 31, 2026 and for the period from the Commencement of Operations through March 31, 2025, the Fund incurred $238,433 and $137,662, respectively, of administrative overhead expenses that were included on the Consolidated Statements of Operations as professional fees. As of March 31, 2026 and December 31, 2025, $687,792 and $449,359, respectively, of administrative overhead expenses remained payable and were included on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses. For the three months ended March 31, 2026 and for the period from the Commencement of Operations through March 31, 2025, the Administrator did not waive any charges that were eligible for reimbursement under the terms of the Administration Agreement.
Sub-Administration and Custodian Fees
The Adviser, in its capacity as the Administrator to the Fund, entered into a sub-administration agreement with Harmonic Fund Services (in such capacity, the "Sub-Administrator") under which the Sub-Administrator provides various accounting and other administrative services with respect to the Fund. The Fund pays the Sub-Administrator fees for services the Administrator determines are commercially reasonable in its sole discretion. The Fund also reimburses the Sub-Administrator for all reasonable expenses. To the extent that the Sub-Administrator outsources any of its functions, the Sub-Administrator pays any compensation associated with such functions. The cost of such compensation, and any other costs or expenses under the Sub-Administration Agreement, is in addition to the cost of any services borne by the Fund under the Administration Agreement.
For the three months ended March 31, 2026 and for the period from the Commencement of Operations through March 31, 2025, the Fund incurred expenses for services provided by the Sub-Administrator of $104,931 and $68,750, respectively, that were included on the Consolidated Statements of Operations as professional fees. As of March 31, 2026 and December 31, 2025, $180,899 and $144,718, respectively, remained payable and were included on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses.
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
For the three months ended March 31, 2026, the Fund did not incur any expenses for services provided by the Custodian. For the period from the Commencement of Operations through March 31, 2025, the Fund incurred expenses for services provided by the Custodian of $38,873, that were included on the Consolidated Statements of Operations as professional fees. As of March 31, 2026 and December 31, 2025, $48,783 and $59,788, respectively, remained payable and were included on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses.
Transfer Agent Fees
The Fund has entered into a transfer agent servicing agreement with U.S. Bank Global Fund Services (in such capacity, the “Transfer Agent”). For the three months ended March 31, 2026 and for the period from the Commencement of Operations through March 31, 2025, the Fund incurred expenses for services provided by the Transfer Agent of $28,029 and $25,000, respectively, that were included on the Consolidated Statements of Operations as professional fees. As of March 31, 2026 and December 31, 2025, $52,025 and $23,996, respectively, remained payable and were included on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses.
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
For the three months ended March 31, 2026 and for the period from the Commencement of Operations through March 31, 2025, the Adviser provided expense support of $220,351 and $785,761, respectively, which is included on the Consolidated Statements of Operations as expense support reimbursement. For the three months ended March 31, 2026, and for the period from the Commencement of Operations through March 31, 2025, the Fund did not make any reimbursement payments to the Adviser. As of March 31, 2026 and December 31, 2025, $130,400 and $451,691, respectively, remained receivable and were included on the Consolidated Statements of Assets and Liabilities as expense support receivable.

Co-investment Exemptive Relief
The 1940 Act generally prohibits BDCs from entering into negotiated co-investments with affiliates absent an order from the SEC. On June 14, 2022, the SEC granted certain affiliates of the Fund exemptive relief (the “Order“) that permits the Fund to co-invest alongside other funds managed by the Adviser or certain of its affiliates, if, among other things, a “required majority“ (as defined in Section 57(o) of the 1940 Act) of the trustees who are not “interested persons” of the Fund, the Adviser or their respective affiliates as defined in Section 2 (a)(19) of the 1940 Act (“Independent Trustees”) make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to the Fund and shareholders and do not involve overreaching in respect of the Fund or shareholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of shareholders and is consistent with the Fund’s then-current investment objective and strategies. The Order provides that, in connection with any co-investment transaction, the Fund may participate in any such co-investment transaction on terms that are the same as those applicable to the other funds managed by, or certain entities affiliated with, the Adviser or certain of its affiliates. To the extent an investment by such other fund or entity, as applicable, in an applicable co-investment opportunity is based on favorable terms, the Fund will benefit from investing in such co-investment opportunity based on such favorable terms. In addition, the Order provides that, in connection with any such co-investment transaction, the Fund will receive its pro rata share of any transaction fees (including break-up, structuring, monitoring or commitment fees but excluding brokerage or underwriting compensation permitted by section 17(e) or 57(k) of the 1940 Act), in respect of such co-investment transaction, based on the Fund’s relative share of the amount invested or committed, as applicable, in such transaction.
Controlled/Affiliated Portfolio Companies
Under the 1940 Act, the Fund is required to separately identify investments where it owns 5% or more of a portfolio company's outstanding voting securities as investments in "affiliated" companies. In addition, under the 1940 Act, the Fund is required to separately identify investments where it owns more than 25% of a portfolio company's outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in "controlled" companies. Under the 1940 Act, "non-affiliated investments" are defined as investments that are neither controlled investments nor affiliated investments. Detailed information with respect to the Fund's non-controlled, non-affiliated and non-controlled affiliated investments is contained in the accompanying consolidated financial statements, including the Consolidated Schedule of Investments.
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
For the three months ended March 31, 2026 and for the period from the Commencement of Operations through March 31, 2025, the Fund incurred offering costs of $47,598 and $119,389, respectively. The Fund did not incur any organizational expenses during the three months ended March 31, 2026 and for the period from the Commencement of Operations through March 31, 2025. As of both March 31, 2026 and December 31, 2025, there was no balance payable on the Consolidated Statements of Assets and Liabilities for offering costs and organizational expenses payable.
Note 5.     Commitments and Contingencies
Litigation and Regulatory Matters
From time to time, the Fund may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Fund’s rights under contracts with the Fund’s portfolio companies. The Fund and the Adviser are not currently a party to any material legal proceedings.

Unfunded Portfolio Company Commitments
From time to time, the Fund may enter into commitments to fund investments. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. As of March 31, 2026, and December 31, 2025, the Fund had the following unfunded portfolio company commitments at par under loan and financing agreements:

Portfolio Company	Type of Investment	March 31, 2026	December 31, 2025
Accordion Partners LLC	First Lien Revolving Loan	1,301,891	1,301,891
Accuserve Solutions, Inc.	First Lien Revolving Loan	232,670	298,295
Action Behavior Centers Therapy LLC	First Lien Delayed Draw Term Loan	721,101	913,482
Action Behavior Centers Therapy LLC	First Lien Revolving Loan	714,286	714,286
AKAM Buyer, Inc.	First Lien Delayed Draw Term Loan	4,882,355	-
AKAM Buyer, Inc.	First Lien Revolving Loan	1,865,957	-
Alkeme Intermediary Holdings, LLC	First Lien Delayed Draw Term Loan	4,016,279	-
AmeriLife Holdings LLC	First Lien Delayed Draw Term Loan	1,474,911	1,474,911
AmeriLife Holdings LLC	First Lien Delayed Draw Term Loan	107,544	107,544
AmeriLife Holdings LLC	First Lien Revolving Loan	1,135,718	1,135,718
Aprio Advisory Group, LLC	First Lien Delayed Draw Term Loan	1,098,546	4,298,459
Aprio Advisory Group, LLC	First Lien Delayed Draw Term Loan	11,123,263	11,123,263
Archduke Buyer, Inc.	First Lien Revolving Loan	404,341	404,341
ARMStrong Receivable Management	First Lien Delayed Draw Term Loan	172,163	172,163
ARMStrong Receivable Management	First Lien Delayed Draw Term Loan	128,771	128,771
ARMStrong Receivable Management	First Lien Revolving Loan	130,587	130,587
Arden Insurance Services LLC	First Lien Revolving Loan	104,634	332,927
Babylon Buyer, Inc.	First Lien Revolving Loan	145,914	145,914
Baker Tilly Advisory Group, LP	First Lien Delayed Draw Term Loan	996,318	1,721,374
Baker Tilly Advisory Group, LP	First Lien Revolving Loan	387,324	387,324
Baker Tilly Advisory Group, LP	First Lien Revolving Loan	781,349	781,349
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	5,574,118	5,812,428
Bellwether Buyer, L.L.C.	First Lien Delayed Draw Term Loan	3,012,048	3,012,048
Bellwether Buyer, L.L.C.	First Lien Revolving Loan	891,566	1,204,819
Belmont Buyer, Inc.	First Lien Revolving Loan	547,965	632,267
Cerity Partners Equity Holding LLC	First Lien Delayed Draw Term Loan	12,585,187	12,585,187
Cerity Partners Equity Holding LLC	First Lien Revolving Loan	710,583	994,817
Chartis Group, LLC	First Lien Delayed Draw Term Loan	437,063	437,063
Chartis Group, LLC	First Lien Revolving Loan	262,238	262,238
Cherry Bekaert Advisory LLC	First Lien Delayed Draw Term Loan	-	1,009,017
Cliffwater LLC	First Lien Revolving Loan	1,545,462	1,545,462
Coller Private Equity Backed Notes & Loans II-A L.P.	First Lien Delayed Draw Term Loan	2,005,757	2,221,661
Conservice Midco, LLC	First Lien Revolving Loan	619,472	-
Continental Buyer, Inc.	First Lien Delayed Draw Term Loan	1,150,410	1,150,410
Continental Buyer, Inc.	First Lien Revolving Loan	3,494,584	3,494,584
Diligent Corporation	First Lien Delayed Draw Term Loan	1,570,022	1,570,022

Portfolio Company	Type of Investment	March 31, 2026	December 31, 2025
Diligent Corporation	First Lien Revolving Loan	295,945	290,254
Equinox Buyer, LLC	First Lien Revolving Loan	1,483,586	1,483,586
Fetch, Inc	First Lien Delayed Draw Term Loan	4,343,515	-
Fetch, Inc	First Lien Revolving Loan	2,756,468	-
Flexera Software LLC	First Lien Revolving Loan	456,525	456,525
Flow Traders Holding, LLC	First Lien Revolving Loan	5,335,063	5,335,063
Foundation Risk Partners, Corp.	First Lien Revolving Loan	730,646	674,442
Fullsteam Operations LLC	First Lien Delayed Draw Term Loan	3,437,500	3,437,500
Fullsteam Operations LLC	First Lien Revolving Loan	1,250,000	1,250,000
Galway Borrower LLC	First Lien Delayed Draw Term Loan	-	1,715,736
Galway Borrower LLC	First Lien Delayed Draw Term Loan	2,358,856	-
Galway Borrower LLC	First Lien Revolving Loan	374,271	498,262
GC Waves Holdings, Inc.	First Lien Delayed Draw Term Loan	6,206,319	8,669,115
GovDelivery Holdings, LLC	First Lien Revolving Loan	383,772	383,772
GS Acquisitionco, Inc.	First Lien Delayed Draw Term Loan	5,000,000	5,000,000
HBWM Intermediate II, LLC	First Lien Delayed Draw Term Loan	3,184,762	-
HBWM Intermediate II, LLC	First Lien Revolving Loan	187,740	245,465
Headlands Buyer, Inc.	First Lien Delayed Draw Term Loan	4,423,818	4,423,818
Headlands Buyer, Inc.	First Lien Revolving Loan	2,164,099	2,164,099
Heights Buyer, LLC	First Lien Delayed Draw Term Loan	1,619,142	1,619,142
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	1,487,779	1,487,779
Kona Buyer, LLC	First Lien Revolving Loan	165,205	165,205
KRIV Acquisition Inc.	First Lien Delayed Draw Term Loan	1,839,545	4,656,023
KRIV Acquisition Inc.	First Lien Delayed Draw Term Loan	1,034,769	2,619,077
KRIV Acquisition Inc.	First Lien Revolving Loan	686,571	1,097,413
Low Voltage Holdings Inc.	First Lien Delayed Draw Term Loan	297,432	369,850
Low Voltage Holdings Inc.	First Lien Revolving Loan	284,803	284,803
MAI Capital Management Intermediate LLC	First Lien Delayed Draw Term Loan	1,486,499	2,099,370
MAI Capital Management Intermediate LLC	First Lien Revolving Loan	673,478	871,245
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	-	1,333,333
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	1,656,279	-
MB2 Dental Solutions, LLC	First Lien Revolving Loan	533,333	455,556
MedX Holdings, LLC	First Lien Delayed Draw Term Loan	3,081,250	3,097,727
MedX Holdings, LLC	First Lien Revolving Loan	1,454,545	1,454,545
More Cowbell II, LLC	First Lien Delayed Draw Term Loan	872,218	872,218
More Cowbell II, LLC	First Lien Revolving Loan	1,792,850	1,792,850
MRI Software LLC	First Lien Delayed Draw Term Loan	4,616,096	6,623,094
MRI Software LLC	First Lien Revolving Loan	869,710	927,691
OneSource Virtual, Inc.	First Lien Revolving Loan	984,544	-
oneZero Financial Systems, LLC	First Lien Delayed Draw Term Loan	1,003,846	1,003,846
oneZero Financial Systems, LLC	First Lien Revolving Loan	1,081,731	1,081,731
PAS Parent Inc.	First Lien Delayed Draw Term Loan	4,165,937	4,165,937
PAS Parent Inc.	First Lien Revolving Loan	375,000	375,000
Petra Borrower, LLC	First Lien Revolving Loan	334,935	669,870
Propio LS, LLC	First Lien Revolving Loan	51,579	51,579

Portfolio Company	Type of Investment	March 31, 2026	December 31, 2025
RCP Nats Purchaser, LLC	First Lien Delayed Draw Term Loan	895,522	2,238,806
RCP Nats Purchaser, LLC	First Lien Revolving Loan	1,567,164	1,567,164
Redwood Purchaser, Inc.	First Lien Delayed Draw Term Loan	3,676,921	3,676,921
Redwood Purchaser, Inc.	First Lien Revolving Loan	1,731,875	1,385,500
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	18,606,288	-
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	563,907	563,907
Redwood Trust, Inc.	First Lien Revolving Loan	1,488,185	-
Saab Purchaser, Inc.	First Lien Delayed Draw Term Loan	3,452,695	3,452,695
Saab Purchaser, Inc.	First Lien Revolving Loan	479,520	479,520
Skywalker Purchaser, LLC	First Lien Delayed Draw Term Loan	-	985,654
Skywalker Purchaser, LLC	First Lien Delayed Draw Term Loan	-	877,790
Southpaw AP Buyer, LLC	First Lien Delayed Draw Term Loan	19,861	19,861
Southpaw AP Buyer, LLC	First Lien Revolving Loan	174,236	174,236
SPV CA IX, LLC	Common Equity	5,168,519	6,240,741
SRS Acquiom Holdings LLC	First Lien Revolving Loan	851,412	-
Stepping Stones Healthcare Services, LLC	First Lien Delayed Draw Term Loan	2,452,802	-
Stepping Stones Healthcare Services, LLC	First Lien Revolving Loan	1,319,302	-
TA/WEG Holdings, LLC	First Lien Delayed Draw Term Loan	2,526,956	4,305,786
TA/WEG Holdings, LLC	First Lien Revolving Loan	833,266	833,266
THG Acquisition, LLC	First Lien Delayed Draw Term Loan	1,544,749	1,776,014
THG Acquisition, LLC	First Lien Revolving Loan	945,107	1,088,306
Titan Home Improvement, LLC	First Lien Delayed Draw Term Loan	488,372	488,372
Titan Home Improvement, LLC	First Lien Revolving Loan	406,977	406,977
TRAK Purchaser, Inc.	First Lien Revolving Loan	652,939	652,939
Trintech, Inc.	First Lien Delayed Draw Term Loan	1,353,558	-
Trintech, Inc.	First Lien Revolving Loan	1,131,390	-
True Talent Advisory Borrower LLC	First Lien Delayed Draw Term Loan	4,052,801	-
True Talent Advisory Borrower LLC	First Lien Revolving Loan	2,096,752	-
Wasteology Group Transportation, LLC	First Lien Delayed Draw Term Loan	7,017,940	7,017,940
Wasteology Group Transportation, LLC	First Lien Revolving Loan	2,171,631	2,171,631
Wharf Street Ratings Acquisition LLC	First Lien Delayed Draw Term Loan	2,489,787	2,489,787
Wharf Street Ratings Acquisition LLC	First Lien Revolving Loan	2,548,610	2,548,610
World Insurance Associates, LLC	First Lien Delayed Draw Term Loan	1,558,400	1,753,600
World Insurance Associates, LLC	First Lien Revolving Loan	216,216	216,216
Total Par		$217,638,018	$184,119,382
The unrealized appreciation or depreciation associated with unfunded portfolio company commitments is recorded on the consolidated financial statements and reflected as an adjustment to the valuation of the related security on the Consolidated Schedule of Investments as of both March 31, 2026 and December 31, 2025. The par amount of the unfunded portfolio company commitments is not recognized by the Fund until the commitment is funded.
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
Note 6.     Borrowings
In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 200% (or 150% if certain conditions are met) after such borrowing. On September 30, 2024, the Adviser, as sole shareholder of the Fund, approved a proposal that, effective October 1, 2024, permits the Fund to reduce its asset coverage ratio to 150%. As of March 31, 2026 and December 31, 2025, the Fund’s asset coverage ratios were 187% and 182%, respectively. For the three months ended March 31, 2026, the weighted average borrowing and interest rate on the Fund's floating rate credit facility was $355,572,891 and 5.9% compared to $136,941,304 and 6.6% for the period from the Commencement of Operations through March 31, 2025.
The following tables show the Fund’s outstanding debt as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Aggregate Principal Committed	Outstanding Principal	Amount Available (1)	Net Carrying Value(2)(3)
Credit Facility	$500,000,000	$392,444,199	$107,555,801	$389,797,257
Total	$500,000,000	$392,444,199	$107,555,801	$389,797,257

	December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Amount Available (1)	Net Carrying Value(2)(3)
Credit Facility	$500,000,000	$343,426,395	$156,573,605	$340,608,437
Total	$500,000,000	$343,426,395	$156,573,605	$340,608,437
(1)The amount available may be subject to limitations related to the borrowing base under the Credit Facility (as defined below), outstanding letters of credit issued and asset coverage requirements.
(2)As of March 31, 2026 and December 31, 2025, all of the Fund's outstanding debt was categorized as Level 3 within the fair value hierarchy.
(3)As of March 31, 2026 and December 31, 2025, the Fund recorded an unrealized loss on borrowings denominated in foreign currency of $106,589 and an unrealized gain on borrowings denominated in foreign currency of $16,120, respectively.
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
As of each of March 31, 2026 and December 31, 2025, the carrying amount of the Fund’s borrowings under the Credit Facility approximated its fair value. As of March 31, 2026 and December 31, 2025, unamortized financing costs of $2,646,942 and $2,817,958, respectively, were being deferred and amortized over the remaining term of the Credit Facility. As of both March 31, 2026 and December 31, 2025, the Credit Facility had an outstanding principal balance of $392,444,199 and $343,426,395, respectively. As of March 31, 2026 and December 31, 2025, the Credit Facility is presented on the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance totaling $389,797,257 and $340,608,437, respectively.
The following table shows additional information about the interest and financing costs related to the Credit Facility for the three months ended March 31, 2026 and for the period from the Commencement of Operations through March 31, 2025:

	Three Months Ended March 31, 2026	For the period January 22, 2025 (Commencement of Operations) through March 31, 2025
Interest expense related to the Credit Facility	$5,413,054	$1,779,941
Financing expenses related to the Credit Facility	171,016	129,248
Total interest and financing expenses related to the Credit Facility	$5,584,070	$1,909,189

Note 7.     Net Assets
Issuance of Equity Securities
For the three months ended March 31, 2026, the Fund has completed the following issuances of common shares of beneficial interest, $0.001 par value per share (“Shares”):

Share Issuance Date	Number of Shares Issued (1)	Proceeds
March 1, 2026	963,942	$23,934,574
February 1, 2026	1,380,340	34,545,363
January 1, 2026	235,556	5,900,671
(1)A portion of total Shares issued included Shares issued to Shareholders participating in the Fund's DRIP.
For the period from Commencement of Operations through March 31, 2025, the Fund has completed the following issuances of Shares:

Share Issuance Date	Number of Shares Issued	Proceeds
March 31, 2025	852,090	$21,328,576
March 1, 2025(1)	437,282	10,876,129
January 22, 2025	3,600,000	90,000,000
(1)A portion of total Shares issued included Shares issued to Shareholders participating in the Fund's DRIP.
All issuances of Shares are to be made at a price per Share at least equal to the net asset value per Share, with such calculation to be carried out consistent with the Fund’s Valuation Policy and procedures.The Fund had 13,759,261 Shares outstanding as of March 31, 2026.
Except with respect to Shares issued under the DRIP, sales of Shares were made pursuant to subscription agreements entered into by the Fund and its investors. Each of the sales of Shares is exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(a)(2) thereof and Regulation D thereunder. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase Shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of five business days’ prior notice to the funding date. As of March 31, 2026, the Fund received capital commitments totaling $913,275,927, of which, $574,240,000 remains unfunded. As of December 31, 2025, the Fund received capital commitments totaling $828,354,000, of which, $551,740,000 remains unfunded.
Distributions
The Fund declared the following distributions with a record date during the three months ended March 31, 2026:

Record Date	Payment Date	Distribution Rate per Share	Distributions Paid
March 31, 2026 (1)	April 20, 2026	$0.22	$3,028,392
February 28, 2026 (2)	March 23, 2026	$0.02	$256,029
February 28, 2026	March 23, 2026	$0.22	$2,816,325
January 31, 2026	February 20, 2026	$0.22	$2,512,650
(1)Shareholders of record were determined immediately prior to the close of business on March 31, 2026, prior to the effectiveness of the Fund's repurchase of Shares pursuant to its Share Repurchase Program.
(2)Represents a special cash distribution.

The Fund declared the following distributions with a record date during the period from Commencement of Operations through March 31, 2025:

Record Date	Payment Date	Distribution Rate per Share	Distributions Paid
March 31, 2025	April 21, 2025	$0.25	$1,009,331
February 28, 2025	March 21, 2025	$0.25	$900,010
Share Repurchase Program
The Fund has commenced a discretionary share repurchase program pursuant to which, in each quarter, the Fund may offer to repurchase a number of Shares as determined by the Board in its sole discretion. Any repurchase offers will be conducted in accordance with the requirements of Rule13-4 under the Securities Exchange Act of 1934 and the Investment Act of 1940. The Board may amend, suspend or terminate the repurchase program at any time, in its reasonable judgment, such action is deemed to be in the best interests of the Fund or its shareholders. All Shares repurchased by the Fund pursuant to the repurchase program will be retired and will thereafter be classified as authorized and unissued Shares.
The following table summarizes the share repurchases completed during the three months ended March 31, 2026:

Repurchase Request Deadline	Valuation Date	Amount Repurchased	Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased (1)
March 17, 2026	March 31, 2026	152,435	6,156	0.04%
(1)Percentage is based on total Shares outstanding as of December 31, 2025. All Shares validly tendered for repurchase and not withdrawn were accepted for repurchase and deemed effective by the Fund as of close of business on the Valuation Date.
Note 8.     Investments
The following table presents the composition of the Fund’s investment portfolio at cost and fair value as of March 31, 2026 and December 31, 2025.

	March 31, 2026			December 31, 2025
Investments	Amortized Cost	Fair Value	Percent of Total Portfolio at Fair Value	Amortized Cost	Fair Value	Percent of Total Portfolio at Fair Value
First Lien Loans	$645,012,694	$641,613,662	89.6%	$538,679,295	$537,572,790	89.9%
Second Lien Loans	32,508,176	31,928,450	4.5	24,460,213	24,615,597	4.1
Unsecured Notes	37,321,514	37,364,532	5.2	31,862,923	32,321,649	5.4
Preferred Equity	1,834,208	1,830,903	0.3	1,793,313	1,793,178	0.3
Common Equity	2,715,463	2,849,611	0.4	1,652,037	1,736,093	0.3
Total Investments	$719,392,055	$715,587,158	100.0%	$598,447,781	$598,039,307	100.0%
The geographic composition of investments based on fair value as of March 31, 2026 and December 31, 2025 was as follows:

	March 31, 2026	December 31, 2025
U.S.	93.4%	93.5%
Non-U.S.	6.6	6.5
Total	100.0%	100.0%

The industry composition of investments based on fair value as of March 31, 2026 and December 31, 2025 was as follows:

	March 31, 2026	December 31, 2025
Capital Markets	5.0%	5.9%
Consumer Finance	2.4	2.1
Diversified Consumer Services	0.4	0.4
Financial Services	19.5	21.1
Health Care Providers & Services	15.5	16.2
Health Care Technology	1.9	2.3
Insurance	18.1	17.3
IT Services	1.4	0.8
Professional Services	17.4	16.9
Real Estate Management & Development	6.7	5.2
Software	10.7	10.5
Technology Hardware, Storage & Peripherals	1.0	1.3
Total	100.0%	100.0%
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
The following table presents the fair value hierarchy as of March 31, 2026:

	Fair Value Hierarchy as of March 31, 2026
Description	Level 1	Level 2	Level 3	Total
First Lien Loans	$—	$58,150,726	$583,462,936	$641,613,662
Second Lien Loans	—	16,171,238	15,757,212	31,928,450
Unsecured Notes	—	10,244,541	27,119,991	37,364,532
Preferred Equity	—	—	1,830,903	1,830,903
Sub Total	$—	$84,566,505	$628,171,042	$712,737,547
Measured at NAV	—	—	—	2,849,611
Total	$—	$84,566,505	$628,171,042	$715,587,158
The following table presents the fair value hierarchy as of December 31, 2025:

	Fair Value Hierarchy as of December 31, 2025
Description	Level 1	Level 2	Level 3	Total
First Lien Loans	$—	$51,187,460	$486,385,330	$537,572,790
Second Lien Loans	—	13,480,597	11,135,000	24,615,597
Unsecured Notes	—	5,360,275	26,961,374	32,321,649
Preferred Equity	—	—	1,793,178	1,793,178
Sub Total	$—	$70,028,332	$526,274,882	$596,303,214
Measured at NAV	—	—	—	1,736,093
Total	$—	$70,028,332	$526,274,882	$598,039,307

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended March 31, 2026 and for the period from the Commencement of Operations through March 31, 2025:

Three Months Ended March 31, 2026	First Lien Loans	Second Lien Loans	Unsecured Notes	Preferred Equity	Total
Fair value, beginning of period	$486,385,330	$11,135,000	$26,961,374	$1,793,178	$526,274,882
Purchases of investments, net	108,413,038	4,892,681	129,085	40,895	113,475,699
Proceeds from sales and principal payments, net	(10,633,102)	62,683	—	—	(10,570,419)
Realized gain (loss) on investments	—	—	—	—	—
Net change in unrealized appreciation/(depreciation)	(979,975)	(337,112)	22,818	(3,170)	(1,297,439)
Net accretion of discount and amortization of investments	277,645	3,960	6,714	—	288,318
Transfers into (out of) Level 3	—	—	—	—	—
Fair value, end of period	$583,462,936	$15,757,212	$27,119,991	$1,830,903	$628,171,042

For the period January 22, 2025 (Commencement of Operations) through March 31, 2025	First Lien Loans	Second Lien Loans	Unsecured Notes	Preferred Equity	Total
Fair value, beginning of period	$—	$—	$—	$—	$—
Purchases of investments, net	238,813,253	—	11,411,302	—	250,224,555
Proceeds from sales and principal payments, net	(5,296,993)	—	—	—	(5,296,993)
Realized gain (loss) on investments	27,230	—	—	—	27,230
Net change in unrealized appreciation/(depreciation)	(431,147)	—	(50)	—	(431,197)
Net accretion of discount and amortization of investments	189,067	—	50	—	189,117
Transfers into (out of) Level 3	—	—	—	—	—
Fair value, end of period	$233,301,410	$—	$11,411,302	$—	$244,712,712
During the three months ended March 31, 2026 and from the Commencement of Operations through March 31, 2025, there were no transfers in or out of Level 3.

The following table presents the net change in unrealized appreciation (depreciation) for the Level 3 investments that were still held at the three months ended March 31, 2026 and for the period from the Commencement of Operations through March 31, 2025:

Net Change in Unrealized Appreciation (Depreciation)	Three Months Ended March 31, 2026	For the period January 22, 2025 (Commencement of Operations) through March 31, 2025
First Lien Loans	$(979,975)	$(431,147)
Second Lien Loans	(337,112)	—
Unsecured Notes	22,818	(50)
Preferred Equity	(3,170)	—
Common Equity	—	—
Total	$(1,297,439)	$(431,197)
The following table presents quantitative information about the significant unobservable inputs of the Fund’s Level 3 investments as of March 31, 2026. The table is not intended to be all-inclusive, but instead captures the significant unobservable inputs relevant to the Adviser’s determination of fair value.

	March 31, 2026
Type of Investment	Fair Value	Valuation technique	Unobservable input	Range (weighted average)
First Lien Loans	$448,137,547	Discounted Cash Flow	Discount Rate	7.6% - 11.8% (8.9%)
First Lien Loans	135,325,389	Market Transaction	Market Transaction	98.0% - 99.5% (99.0%)
Second Lien Loans	10,877,188	Discounted Cash Flow	Discount Rate	10.4% - 12.3% (10.8%)
Second Lien Loans	4,880,024	Market Transaction	Market Transaction	98.8% - 98.8% (98.8%)
Unsecured Notes	27,119,991	Discounted Cash Flow	Discount Rate	5.2% - 15.5% (10.2%)
Preferred Equity	1,830,903	Discounted Cash Flow	Discount Rate	13.1% - 14.2% (13.6%)
Total	628,171,042

The following table presents quantitative information about the significant unobservable inputs of the Fund’s Level 3 investments as of December 31, 2025. The table is not intended to be all-inclusive, but instead captures the significant unobservable inputs relevant to the Adviser’s determination of fair value.

	December 31, 2025
Type of Investment	Fair Value	Valuation technique	Unobservable input	Range (weighted average)
First Lien Loans	$353,693,110	Discounted Cash Flow	Discount Rate	7.6% - 10.4% (8.8%)
First Lien Loans	132,692,220	Market Transaction	Market Transaction	97.0% - 99.9% (99.1%)
Second Lien Loans	11,135,000	Discounted Cash Flow	Discount Rate	9.6% - 11.9% (10.0%)
Unsecured Notes	21,371,755	Discounted Cash Flow	Discount Rate	6.5% - 15.5% (9.6%)
Unsecured Notes	4,652,455	Market Transaction	Market Transaction	98.5% - 98.5% (98.5%)
Unsecured Notes	937,164	Market Transaction	Market Transaction	$17.4 - $17.4 ($17.4)
Preferred Equity	1,793,178	Discounted Cash Flow	Discount Rate	13.1% - 14.2% (13.6%)
Total	$526,274,882

Increases or decreases in unobservable inputs in isolation would result in a higher or lower fair value measurement for such assets. Generally, an increase in market yields may result in a decrease in the fair value of certain of the Fund’s investments.
Note 10. Earnings Per Share
In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic and diluted net increase in net assets resulting from operations per share is computed by dividing the net increase in net assets resulting from operations by the weighted average number of Shares outstanding during the period. The methodology for the weighted average number of Shares outstanding during the period utilizes the weighted average number of Shares from the beginning of the period through the end of the period. Other potentially dilutive Shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. For the three months ended March 31, 2026 and for the period from the Commencement of Operations through March 31, 2025, there were no dilutive Shares.
The following table sets forth the computation of basic and diluted earnings per share of the Shares for the three months ended March 31, 2026 and for the period from the Commencement of Operations through March 31, 2025:

	Three Months Ended March 31, 2026	For the period January 22, 2025 (Commencement of Operations) through March 31, 2025
Net increase in net assets resulting from operations	$4,875,609	$2,089,906
Weighted average shares outstanding—basic and diluted	12,657,981	2,920,127
Basic and diluted net increase in net assets resulting from operations per Share	$0.39	$0.72

Note 11. Financial Highlights
The following per Share data has been derived from information provided on the consolidated financial statements. The following is a schedule of financial highlights for the three months ended March 31, 2026 and for the period from the Commencement of Operations through March 31, 2025.

Per Share operating performance:	Three Months Ended March 31, 2026	For the period January 22, 2025 (Commencement of Operations) through March 31, 2025
Net asset value, beginning of year/period	$25.05	$25.00
Results of operations:
Net investment income[1]	0.65	0.81
Net realized gains (losses) and unrealized appreciation (depreciation)[2]	(0.26)	(0.28)
Net increase (decrease) in net assets resulting from operations	0.39	0.53

Distribution to Common Shareholders
Distribution from earnings	(0.68)	(0.50)
Net decrease in net assets resulting from distributions	(0.68)	(0.50)
Net asset value, end of year/period	$24.76	$25.03

Shares outstanding, end of year/period	13,759,261	4,889,412
Ratio/Supplemental data:
Net assets, end of year/period	$340,689,004	$122,386,270
Weighted average Shares outstanding	12,657,981	2,920,127
Total return[3]	1.6%	2.1%
Portfolio turnover	2.2%	2.0%
Ratio of net expenses to net assets[4]	9.9%	13.9%
Ratio of net investment income to net assets[4]	11.3%	15.7%
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
4     The ratios reflect an annualized amount. For the three months ended March 31, 2026 and for the period from the Commencement of Operations through March 31, 2025, the ratio of total Operating Expenses to average net assets was 10.2% and 19.1%, respectively, on an annualized basis, excluding the effect of the expense support. For the three months ended March 31, 2026 and for the period from the Commencement of Operations through March 31, 2025, the ratio of net investment income to average net assets was 11.0% and 10.5%, respectively, on an annualized basis, excluding the effect of the expense support.

Note 12. Subsequent Events
Management has evaluated subsequent events and transactions for potential recognition and/or disclosure through the date the consolidated financial statements were issued. Except as set forth below, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized on the consolidated financial statements as of and for the three months ended March 31, 2026.
On April 1, 2026 (with final number of Shares being determined on April 17, 2026), the Fund issued and sold 478,484.0493 of Shares, at a net asset value of $24.7607 per share, pursuant to the subscription agreements entered into by the Fund and its investors, for aggregate proceeds of $11,847,600.

On April 29, 2026, the Board of Trustees of the Fund declared a distribution with respect to the Fund's Shares as follows:

Distribution Period	Record Date	Payment Date (1)	Distribution Per Share
April 2026	April 30, 2026	May 20, 2026	$0.22
1     The distribution will be paid on or around the payment dates above.
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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and elsewhere in this report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
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
Overview
We were formed as a statutory trust under the laws of the State of Delaware on June 24, 2024. We commenced investment operations on January 22, 2025 (the "Commencement of Operations"). We have elected to be treated as a BDC under the 1940 Act, and intend to elect to be treated and intend to qualify annually as a RIC under Subchapter M of the Code. As such, we will be required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets", source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.
As of March 31, 2026, we have called equity capital in the amount of $184,751,000. See “Subscriptions and Drawdowns” under “Financial Condition, Liquidity and Capital Resources” below for further details. Management anticipates calling additional equity capital for investment purposes through drawdowns in respect of capital commitments made by investors pursuant to private placements (“Private Offering”) of Shares.
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
Leverage
The amount of leverage that we employ depends on the Adviser’s and the Board’s assessment of market and other factors at the time of any proposed borrowing. In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 200% (or 150% if certain conditions are met) after such borrowing. On September 30, 2024, the Adviser, as our sole shareholder, approved a proposal that, effective October 1, 2024, permits us to reduce our asset coverage ratio to 150%. As of March 31, 2026 and December 31, 2025, our asset coverage ratio was 187% and 182%, respectively.
In any period, our interest expense will depend largely on the extent of our borrowing and we expect interest expense will increase as we increase our leverage over time within the limits of the 1940 Act. In addition, we may dedicate assets as collateral to financing facilities.

Financial and Operating Highlights

	Three Months Ended March 31, 2026	For the period January 22, 2025 (Commencement of Operations) through March 31, 2025
Total investment income	$15,483,687	$4,468,943
Total net expenses	7,233,258	2,097,215
Net investment income (loss)	8,250,429	2,371,728
Total net realized gains (losses)	(98,229)	28,209
Total net change in unrealized appreciation/(depreciation)	(3,276,591)	(310,031)
Net increase (decrease) in net assets resulting from operations	$4,875,609	$2,089,906
Per share information – basic and diluted:
Net investment income (loss)	$0.65	$0.81
Net investment increase (decrease) in net assets resulting from operations	$0.39	$0.72
Distributions declared per share	$0.68	$0.50

Consolidated balance sheet data	As of March 31, 2026	As of December 31, 2025
Cash and cash equivalents	$25,126,131	$33,824,479
Investments at fair value	715,587,158	598,039,307
Total assets	749,489,458	636,196,461
Total debt (net of unamortized deferred financing costs)	389,797,257	340,608,437
Total liabilities	408,800,454	355,997,842
Total net assets	$340,689,004	$280,198,619
Net asset value per share	$24.76	$25.05
Other data
Number of portfolio companies	101	86
Distributions declared per share	0.68	2.81
Total return based on net asset value[1]	1.6%	12.1%
________________________
1Total return is based upon the change in net asset value per share between the opening and ending net asset values per share, assuming reinvestment of any distributions during the period. Total return is not annualized and does not include a sales load.

Portfolio and Investment Activity
Our investment activity for the three months ended March 31, 2026 is presented below (information presented herein is at par value unless otherwise indicated):

Three Months Ended March 31, 2026
New investment commitments:
Total new investment commitments	$166,043,030

Principal amount of investments funded:
First lien loans	$122,739,783
Second lien loans	9,998,533
Unsecured notes	5,781,904
Total principal amount of investments funded	$138,520,219
Principal amount of investments sold or repaid:
First lien loans	$(13,789,531)
Second lien loans	-
Unsecured notes	(1,305,230)
Total principal amount of investments sold or repaid	$(15,094,761)
Number of new investment commitments in new and existing portfolio companies	25
Average new investment commitment amount in new and existing portfolio companies	$6,641,721
Percentage of new debt investment commitments at floating rates	92.5%
Percentage of new debt investment commitments at fixed rates	7.5%
Weighted average yield on funded debt and other income producing securities[1]	9.6%
Weighted average yield to maturity on investments sold or repaid during the period[1]	12.9%
___________________
1Weighted average yield to maturity is calculated by weighting the yield to maturity of each investment by its ending funded par amount. Yield to maturity is calculated inclusive of a portfolio company’s spread, reference rate floor (if any) or actual reference rate in effect and original issue discount through maturity and excludes any upfront fees.
As of March 31, 2026, we had 220 debt investments in 99 portfolio companies with an aggregate fair value of $710,906,644. As of December 31, 2025, we had 210 debt investments in 84 portfolio companies with an aggregate fair value of $594,510,036.
As of March 31, 2026 and December 31, 2025, our investments consisted of the following:

	March 31, 2026			December 31, 2025
Investments	Amortized Cost	Fair Value	Percent of Total Portfolio at Fair Value	Amortized Cost	Fair Value	Percent of Total Portfolio at Fair Value
First Lien Loans	$645,012,694	$641,613,662	89.6%	$538,679,295	$537,572,790	89.9%
Second Lien Loans	32,508,176	31,928,450	4.5	24,460,213	24,615,597	4.1
Unsecured Notes	37,321,514	37,364,532	5.2	31,862,923	32,321,649	5.4
Preferred Equity	1,834,208	1,830,903	0.3	1,793,313	1,793,178	0.3
Common Equity	2,715,463	2,849,611	0.4	1,652,037	1,736,093	0.3
Total Investments	$719,392,055	$715,587,158	100.0%	$598,447,781	$598,039,307	100.0%

The industry composition of investments based on fair value as of March 31, 2026 and December 31, 2025, was as follows:

	March 31, 2026	December 31, 2025
Capital Markets	5.0%	5.9%
Consumer Finance	2.4	2.1
Diversified Consumer Services	0.4	0.4
Financial Services	19.5	21.1
Health Care Providers & Services	15.5	16.2
Health Care Technology	1.9	2.3
Insurance	18.1	17.3
IT Services	1.4	0.8
Professional Services	17.4	16.9
Real Estate Management & Development	6.7	5.2
Software	10.7	10.5
Technology Hardware, Storage & Peripherals	1.0	1.3
Total	100.0%	100.0%
The geographic composition of investments based on fair value as of March 31, 2026 and December 31, 2025, was as follows:

	March 31, 2026	December 31, 2025
U.S.	93.4%	93.5%
Non-U.S.	6.6	6.5
Total	100.0%	100.0%
The following table presents certain selected information regarding our investment portfolio as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026	As of December 31, 2025
Number of debt investments	220	210
Number of debt investment in portfolio companies	99	84
Number of portfolio companies	101	86
Median EBITDA	$158,600,000	$145,300,000
Percentage of performing debt bearing a floating rate	96.4%	97.5%
Percentage of performing debt bearing a fixed rate	3.6%	2.5%
Weighted average yield to maturity on debt and other income producing investments (at fair value)[1]	9.5%	9.8%
_________________
1Weighted average yield to maturity is calculated by weighting the yield to maturity of each investment by its ending funded par amount. Yield to maturity is calculated inclusive of a portfolio company’s spread, reference rate floor (if any) or actual reference rate in effect and original issue discount through maturity and excludes any upfront fees.

The following table presents the maturity schedule of our debt investments based on fair value as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
Maturity Year	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
2026	$(24,760)	0.0%	$2,478,213	0.4%
2027	21,401,909	3.0	22,094,630	3.7
2028	75,563,135	10.6	65,543,928	11.0
2029	55,277,985	7.8	53,563,607	9.0
2030	137,508,770	19.3	121,799,638	20.5
2031	196,575,930	27.7	170,926,714	28.8
2032	145,239,214	20.4	127,433,745	21.4
2033	52,474,034	7.4	3,535,000	0.6
2034	4,631,850	0.7	4,652,455	0.8
2035	1,721,158	0.2	1,843,338	0.3
2037	20,537,419	2.9	20,638,768	3.5
Total	$710,906,644	100.0%	$594,510,036	100.0%
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
The following table shows the composition of our portfolio investments on the Adviser’s internal performance rating scale as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$126,774,512	17.7%	$124,502,638	20.8%
2	580,447,551	81.1	465,118,113	77.8
3	8,365,095	1.2	8,418,556	1.4
4	—	—	—	—
5	—	—	—	—
	$715,587,158	100.0%	$598,039,307	100.0%
The following table presents the amortized cost of our performing and non-accrual investments as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$719,392,055	100.0%	$598,447,781	100.0%
Non-accrual	—	—	—	—
Total	$719,392,055	100.0%	$598,447,781	100.0%
The following table presents the fair value of our performing and non-accrual investments as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	Fair Value	Percentage	Fair Value	Percentage
Performing	$715,587,158	100.0%	$598,039,307	100.0%
Non-accrual	—	—	—	—
Total	$715,587,158	100.0%	$598,039,307	100.0%
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

Results of Operations
The following table presents the operating results for the three months ended March 31, 2026 and for the period from the Commencement of Operations through March 31, 2025:

	Three Months Ended March 31, 2026	For the period January 22, 2025 (Commencement of Operations) through March 31, 2025
Total investment income	$15,483,687	$4,468,943
Less: net expenses	7,233,258	2,097,215
Net investment income (loss)	8,250,429	2,371,728
Total net realized gains (losses)	(98,229)	28,209
Net change in unrealized appreciation (depreciation)	(3,276,591)	(310,031)
Net increase (decrease) in net assets resulting from operations	$4,875,609	$2,089,906
Investment Income
Total investment income consisted of interest income from non-controlled/non-affiliated investments, dividend income from non-controlled/non-affiliated investments, interest from cash and cash equivalents, and fee income. For the three months ended March 31, 2026 and for the period from the Commencement of Operations through March 31, 2025, total investment income was comprised of the following:

	Three Months Ended March 31, 2026	For the period January 22, 2025 (Commencement of Operations) through March 31, 2025
Interest income from investments from non-controlled/non-affiliated investments	$15,245,377	$4,447,537
Dividend income from non-controlled/non-affiliated investments	54,338	—
Interest income from cash and cash equivalents	145,855	21,406
Fee income from non-controlled/non-affiliated investments	38,117	—
Total investment income	$15,483,687	$4,468,943
For the three months ended March 31, 2026, and for the period from the Commencement of Operations through March 31, 2025, total investment income increased to $15,483,687 from $4,468,943, primarily due to an increase in the size of our debt portfolio, which, at par, increased to $729,942,671 from $270,853,492 . For the three months ended March 31, 2026, the weighted average yield on our portfolio decreased to 9.5% from 9.70% for the period from the Commencement of Operations through March 31, 2025. For the three months ended March 31, 2026, and for the period from the Commencement of Operations through March 31, 2025, payment-in-kind ("PIK") income from investments was $541,001 and $62,797, respectively, which represented 3.5% and 1.4%, respectively, of total investment income.

Expenses
Operating expenses for the three months ended March 31, 2026 and for the period from the Commencement of Operations through March 31, 2025, were as follows:

	Three Months Ended March 31, 2026	For the period January 22, 2025 (Commencement of Operations) through March 31, 2025
Base management fees	$584,287	$134,115
Incentive fees	445,690	—
Interest and credit facility fees	5,584,070	1,909,189
Offering costs	47,598	119,389
Professional fees	701,961	634,829
Trustees fees	87,500	68,750
Insurance expenses	2,503	16,704
Total expenses before expense support	$7,453,609	$2,882,976
Expense support reimbursement	$(220,351)	$(785,761)
Net expenses	$7,233,258	$2,097,215
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
For the three months ended March 31, 2026 and for the period from the Commencement of Operations through March 31, 2025, we incurred $238,433 and $137,662, respectively, of administrative overhead expenses, respectively, which were included on the Consolidated Statements of Operations as professional fees.
For the three months ended March 31, 2026 and for the period from the Commencement of Operations through March 31, 2025, total expenses increased to $7,233,258 from $2,097,215 primarily due to an increase in interest and credit facility fees as a result of higher utilization on our Credit Facility. For the three months ended March 31, 2026, the weighted average borrowing and interest rate on our floating rate Credit Facility was $355,572,891 and 5.9% compared to $136,941,304 and 6.6% for the period from the Commencement of Operations through March 31, 2025. For the three months ended March 31, 2026, the Fund incurred $445,690 of incentive fees compared to no incentive fees for the period from the Commencement of Operations through March 31, 2025. For the three months ended March 31, 2026 and for the period from the Commencement of Operations through March 31, 2025, management fees increased due to an increase in the Fund's net assets.
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

Net Realized Gains (Losses) and Unrealized Appreciation (Depreciation)
The following table summarizes our net realized gains (losses) and unrealized appreciation (depreciation) for the three months ended March 31, 2026 and for the period from the Commencement of Operations through March 31, 2025:

	Three Months Ended March 31, 2026	For the period January 22, 2025 (Commencement of Operations) through March 31, 2025
Net realized gains (losses) and unrealized appreciation (depreciation)
Total net realized gains (losses)	$(98,229)	$28,209
Total net change in unrealized appreciation (depreciation)	(3,276,591)	(310,031)
Net realized gains (losses) and unrealized appreciation (depreciation)	$(3,374,820)	$(281,822)
The Adviser determines the fair value of our portfolio investments and any changes in fair value are recorded as unrealized appreciation or depreciation.
During the three months ended March 31, 2026 and for the period from the Commencement of Operations through March 31, 2025, we recorded a net change in unrealized depreciation on investments of $3,396,423 and a net unrealized depreciation on investments of $310,031, respectively, driven primarily by decrease in mark to market prices of our debt investments. During the three months ended March 31, 2026, we recorded a net change in unrealized appreciation on translation of assets and liabilities in foreign currency of $119,832 driven by fluctuations arising from the translation of foreign currency borrowings during the period. We did not record any unrealized appreciation or depreciation on translation of assets and liabilities in foreign currency for the period from the Commencement of Operations through March 31, 2025.
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
Equity
Subscriptions and Drawdowns
For the three months ended March 31, 2026, we completed the following Share issuances:

Share Issuance Date	Number of Shares Issued (1)	Proceeds
March 1, 2026	963,942	$23,934,574
February 1, 2026	1,380,340	34,545,363
January 1, 2026	235,556	5,900,671

(1)A portion of total Shares issued included Shares issued to Shareholders participating in the DRIP.

For the period from Commencement of Operations through March 31, 2025, we completed the following Share issuances:

Share Issuance Date	Number of Shares Issued	Proceeds
March 31, 2025	852,090	$21,328,576
March 1, 2025(1)	437,282	10,876,129
January 22, 2025	3,600,000	90,000,000
(1)A portion of total Shares issued included Shares issued to Shareholders participating in the DRIP.
All issuances of Shares are to be made at a price per Share at least equal to the net asset value per Share, with such calculation to be carried out consistent with the Fund's Valuation Policy and procedures. We had 13,759,261 Shares outstanding as of March 31, 2026, and 11,185,580 Shares outstanding as of December 31, 2025.
Except with respect to Shares issued under the DRIP, sales of Shares were made pursuant to subscription agreements entered into by us and our investors. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase Shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of five business days’ prior notice to the funding date. Each of the sales of Shares is exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and Regulation D thereunder. As of March 31, 2026, we received capital commitments totaling $913,275,927, of which, $574,240,000 remains unfunded. As of December 31, 2025, we received capital commitments of $828,354,000, of which, $551,740,000 remains unfunded.
Debt
Credit Facility
On January 22, 2025, SPCIF Funding I LLC, a Delaware limited liability company and our wholly owned subsidiary (the "SPV"), entered into a senior secured credit facility (the "Credit Facility") with JPMorgan Chase Bank, National Association ("JPM"), which, as of March 31, 2026, allowed us to borrow up to $500 million. As of March 31, 2026 and December 31, 2025, unamortized costs of $2,646,942 and $2,817,958, respectively, are being deferred and amortized over the remaining term of the Credit Facility. As of March 31, 2026 and December 31, 2025, the Credit Facility had an outstanding balance of $392,444,199 and $343,426,395. The Credit Facility is presented on the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance totaling $389,797,257 and $340,608,437 as of March 31, 2026 and December 31, 2025, respectively.
The following table shows our outstanding debt as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Aggregate Principal Committed	Outstanding Principal	Amount Available (1)	Net Carrying Value(2)(3)
Credit Facility	$500,000,000	$392,444,199	$107,555,801	$389,797,257
Total	$500,000,000	$392,444,199	$107,555,801	$389,797,257

	December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Amount Available (1)	Net Carrying Value(2)(3)
Credit Facility	$500,000,000	$343,426,395	$156,573,605	$340,608,437
Total	$500,000,000	$343,426,395	$156,573,605	$340,608,437
__________

(1)The amount available may be subject to limitations related to the borrowing base under the Credit Facility (as defined below), outstanding letters of credit issued and asset coverage requirements.
(2)As of March 31, 2026 and December 31, 2025, all of the Fund's outstanding debt was categorized as Level 3 within in the fair value hierarchy.
(3)As of March 31, 2026 and December 31, 2025 , the Fund recorded $106,589 and $16,120, respectively, of unrealized translation gain (loss) on borrowings denominated in foreign currency.
Liquidity
Operating liquidity is our ability to meet our short-term liquidity needs. The following table presents our operating liquidity position as of March 31, 2026 and December 31, 2025:

	As of
	March 31, 2026	December 31, 2025
Cash	$25,126,131	$33,824,479
Unused borrowing capacity	107,555,801	156,573,605
Unfunded portfolio company commitments	(217,638,018)	(184,119,382)
Undrawn capital commitments	574,240,000	551,740,000
Total operational liquidity	$489,283,914	$558,018,702
Distributions
We declared the following distributions with a record date during the three months ended March 31, 2026:

Record Date	Payment Date	Distribution Rate per Share	Distributions Paid
March 31, 2026 (1)	April 20, 2026	$0.22	$3,028,392
February 28, 2026 (2)	March 23, 2026	$0.02	$256,029
February 28, 2026	March 23, 2026	$0.22	$2,816,325
January 31, 2026	February 20, 2026	$0.22	$2,512,650
(1)Shareholders of record were determined immediately prior to the close of business on March 31, 2026, prior to the effectiveness of the Fund's repurchase of Shares pursuant to its Share Repurchase Program.
(2)Represents a special cash distribution.
We declared the following distributions with a record date during the period from Commencement of Operations through March 31, 2025:

Record Date	Payment Date	Distribution Rate per Share	Distributions Paid
March 31, 2025	April 21, 2025	$0.25	$1,009,331
February 28, 2025	March 21, 2025	$0.25	$900,010
Share Repurchase Program
We have commenced a discretionary share repurchase program pursuant to which, in each quarter, we may offer to repurchase a number of Shares as determined by the Board in its sole discretion. Any repurchase offers will be conducted in accordance with the requirements of Rule 13e-4 under the Securities Exchange Act of 1934 and the 1940 Act. The Board may amend, suspend or terminate the repurchase program at any time, in its reasonable judgment, if such action is deemed to be in the best interests of us or our shareholders. All Shares repurchased by us pursuant to the repurchase program will be retired and will thereafter be classified as authorized and unissued Shares.
The following table summarizes the share repurchases completed during the three months ended March 31, 2026:

Repurchase Request Deadline	Valuation Date	Amount Repurchased	Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased (1)
March 17, 2026	March 31, 2026	152,435	6,156	0.04%
(1)Percentage is based on total Shares outstanding as of December 31, 2025. All Shares validly tendered for repurchase and not withdrawn were accepted for repurchase and deemed effective by the Fund as of close of business on the Valuation Date.
Commitments and Off-Balance Sheet Arrangements
Litigation and Regulatory Matters
From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. We and the Adviser are not currently a party to any material legal proceedings.
Unfunded Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments. As of March 31, 2026 and December 31, 2025, we had unfunded portfolio commitments under loan and financing agreements in the amount of $217,638,018 and $184,119,382, respectively. We expect to maintain sufficient liquidity in the form of cash, financing capacity and undrawn capital commitments from our investors to cover any outstanding unfunded portfolio company commitments we may be required to fund.
Investor Commitments
As of March 31, 2026, we had received $913,275,927 of capital commitments.
Contractual Obligations
Our payment obligations for repayment of debt, which total our contractual obligations on March 31, 2026, include $500,000,000 of financing under the Credit Facility maturing in three to five years.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Credit Facility	$500,000,000	$—	$—	$500,000,000	$—
Total	$500,000,000	$—	$—	$500,000,000	$—
Hedging
In connection with certain portfolio investments, we may employ hedging techniques designed to reduce the risk of adverse movements in interest rates, securities prices and currency exchange rates. While such transactions may reduce certain risks, such transactions themselves may entail certain other risks. Thus, while we may benefit from the use of these hedging mechanisms, unanticipated changes in interest rates, securities prices, currency exchange rates and other factors may result in a poorer overall performance for us than if we had not entered into such hedging transactions. The successful utilization of hedging and risk management transactions requires skills that are separate from the skills used in selecting and monitoring investments. There were no hedging transactions through the three months ended March 31, 2026 or for the period from the Commencement of Operations through March 31, 2025.
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
Offering and Organizational Expenses
We bear the expenses relating to our organization and the Private Offerings and any subsequent offering of Shares. Organizational expenses include, without limitation, the cost of formation, including legal fees related to our creation and organization, our related documents of organization and our election to be regulated as a BDC. Offering expenses include, without limitation, legal, accounting and other offering costs, including those associated with the preparation of a registration statement in connection with any offering of our Shares. Offering costs are capitalized as a deferred change and amortized to expense on a straight-line basis over a 12-month period, beginning as of the later of Commencement of Operations or the date incurred.
U.S. Federal Income Taxes
We intend to elect to be treated, and intend to qualify annually, to be subject to tax as a RIC under Subchapter M of the Code. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any ordinary income or capital gains distributed to shareholders. To qualify as a RIC, we must, among other things, maintain an election under the 1940 Act to be regulated as a BDC, meet specified source-of-income and asset diversification requirements as well as distribute each taxable year dividends for U.S. federal income tax purposes generally of an amount at least equal to 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and is determined without regard to any deduction for dividends paid.
Item 3.Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including valuation risk and interest rate risk.
Valuation Risk
We invest primarily in illiquid debt securities of private companies. Most of our investments will not have a readily available market price, and we value these investments at fair value as determined in good faith by the Adviser in accordance with the Valuation Policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make.
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
As of March 31, 2026, 96.4% of our debt investments based on fair value were at floating rates. The Credit Facility, also bears interest at a floating rate.
Based on our Consolidated Statement of Assets and Liabilities as of March 31, 2026, the following table shows the approximate annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors and assuming no changes in our investment portfolio and borrowing structure):

	Change in
Basis point change	Interest Income(1)	Interest Expense	Net Investment Income (Loss)
300	$20,515,291	$(11,773,326)	$8,741,965
200	13,676,861	(7,848,884)	5,827,977
100	6,838,430	(3,924,442)	2,913,988
(100)	(6,838,430)	3,924,442	(2,913,988)
(200)	(13,645,620)	7,848,884	(5,796,736)
(300)	(19,625,761)	11,773,326	(7,852,435)
________________
(1)Assumes no defaults or prepayments by portfolio companies over the next twelve months.
We may in the future hedge against interest rate fluctuations by using hedging instruments such as interest rate swaps, futures, options and forward contracts, subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of changes in interest rates with respect to our portfolio investments. We did not engage in interest rate hedging activities during the three months ended March 31, 2026.
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2026 (the end of the period covered by this report), our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a 15(e) of the Exchange Act). Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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
Item 1A.    Risk Factors
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 19, 2026.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Except as previously reported by the Fund on its current reports on Form 8-K, the Fund did not sell any securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act.
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosure
Not applicable.
Item 5.Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2026, none of our Trustees or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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

Stone Point Credit Income Fund

Date: May 14, 2026	By:	/s/ Scott J. Bronner
Name: Scott J. Bronner Title: Principal Executive Officer

Date: May 14, 2026	By:	/s/ Steven P. Henke
Name: Steven P. Henke Title: Principal Financial Officer