Form 10-Q
period 2026-06-30
Stone Point Credit Income Fund
filed 2026-08-14
CIK 2031283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended June 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The issuer had 16,171,228 Common Shares of beneficial interest, $0.001 par value per share, outstanding as of July 31, 2026.

Stone Point Credit Income Fund
Form 10-Q for the Quarter Ended June 30, 2026

		Page
PART I.	FINANCIAL INFORMATION	3
Item 1.	Consolidated Financial Statements	3
	Consolidated Statements of Assets and Liabilities as of June 30, 2026 (Unaudited) and December 31, 2025	3
	Consolidated Statements of Operations for the three and six months ended June 30, 2026 and for the three months ended June 30, 2025 and for the period January 22, 2025 (Commencement of Operations) through June 30, 2025 (Unaudited)	4
	Consolidated Statements of Changes in Net Assets for the three and six months ended June 30, 2026 and for the three months ended June 30, 2025 and for the period January 22, 2025 (Commencement of Operations) through June 30, 2025 (Unaudited)	6
	Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and for the period January 22, 2025 (Commencement of Operations) through June 30, 2025 (Unaudited)	7
	Consolidated Schedule of Investments as of June 30, 2026 (Unaudited) and December 31, 2025	9
	Notes to Consolidated Financial Statements (Unaudited)	26
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	53
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	69
Item 4.	Controls and Procedures	70

PART II.	OTHER INFORMATION	70
Item 1.	Legal Proceedings	70
Item 1A.	Risk Factors	70
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	70
Item 3.	Defaults Upon Senior Securities	70
Item 4.	Mine Safety Disclosure	70
Item 5.	Other Information	71
Item 6.	Exhibits	71

	SIGNATURES	72

PART I.FINANCIAL INFORMATION
Item 1.Consolidated Financial Statements
Stone Point Credit Income Fund
Consolidated Statements of Assets and Liabilities

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (amortized cost of $789,932,416 and $596,795,744, respectively)	$783,517,430	$596,303,214
Non-controlled/affiliated investments (amortized cost of $3,290,213 and $1,652,037, respectively)	3,476,105	1,736,093
Total investments at fair value (amortized cost of $793,222,629 and $598,447,781, respectively)	786,993,535	598,039,307
Cash and cash equivalents (Note 2)	45,557,268	33,824,479
Interest receivable from non-controlled/non-affiliated investments	3,960,322	3,669,509
Dividend receivable from non-controlled/non-affiliated investments	631	604
Fee receivable	—	88,253
Unsettled trades receivable	8,781,110	—
Paydowns receivable	37,815	39,996
Deferred offering expenses	17,186	63,810
Prepaid expenses and other assets	2,297,630	18,812
Expense support receivable	368,770	451,691
Total assets	$848,014,267	$636,196,461

Liabilities
Credit facility payable (net of deferred financing costs of $4,543,531 and $2,817,958, respectively) (Note 6)	$438,540,228	$340,608,437
Interest and financing fees payable	6,135,967	4,314,016
Unsettled trades payable	4,277,491	7,558,304
Base management fees payable (Note 3)	242,854	144,988
Incentive fees payable	766,330	—
Distribution payable (Note 7)	3,512,708	2,287,413
Payable for share repurchases	63,368	—
Accounts payable and accrued expenses	1,434,441	1,084,684
Total liabilities	$454,973,387	$355,997,842

Commitments and contingencies (Note 5)	$—	$—
Net Assets:
Common shares of beneficial interest, $0.001 par value, unlimited shares authorized, 15,964,280 and 11,185,580 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	$15,964	$11,186
Additional paid-in capital	398,531,662	279,844,520
Distributable earnings (accumulated losses)	(5,506,746)	342,913
Total net assets	393,040,880	280,198,619
Total liabilities and net assets	$848,014,267	$636,196,461
Net asset value per common share of beneficial interest	$24.62	$25.05
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stone Point Credit Income Fund
Consolidated Statements of Operations

	Three Months Ended June 30, 2026 (Unaudited)	Three Months Ended June 30, 2025 (Unaudited)	Six Months Ended June 30, 2026 (Unaudited)	For the period January 22, 2025 (Commencement of Operations) through June 30, 2025 (Unaudited)
Investment income
Interest income from non-controlled/non-affiliated investments	$17,684,138	$7,627,546	$32,929,514	$12,075,088
Dividend income from non-controlled/non-affiliated investments	55,565	—	109,903	—
Interest income from cash and cash equivalents	205,609	49,442	351,464	70,848
Total interest and dividend income	17,945,312	7,676,988	33,390,881	12,145,936

Fee income from non-controlled/non-affiliated investments	97,704	—	135,821	—

Total investment income	$18,043,016	$7,676,988	$33,526,702	$12,145,936

Operating expenses
Base management fees (Note 3)	$688,171	$239,381	$1,272,458	$373,496
Incentive fees (Note 3)	766,330	—	1,212,020	—
Interest and financing fees (Note 6)	6,873,008	3,089,191	12,457,078	4,998,381
Offering costs (Note 4)	10,096	159,750	57,694	279,139
Professional fees	1,033,433	599,511	1,735,394	1,234,340
Trustee fees	87,500	68,750	175,000	137,500
Insurance expense	2,531	11,895	5,033	28,599
Total expenses before expense support	9,461,069	4,168,478	16,914,677	7,051,455
Expense support reimbursement (Note 3)	(869,453)	(670,761)	(1,089,803)	(1,456,522)
Net expenses	8,591,616	3,497,717	15,824,874	5,594,933
Net investment income (loss)	$9,451,400	$4,179,271	$17,701,828	$6,551,003
Net realized gains (losses) and unrealized appreciation (depreciation):
Net realized gains (losses):
Non-controlled/non-affiliated investments	$263,023	$110,460	$187,362	$138,668
Foreign currency transactions	45,898	—	23,330	—
Total net realized gains (losses)	$308,921	$110,460	$210,692	$138,668
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	$(2,475,941)	$64,634	$(5,922,456)	$(245,400)
Non-controlled/affiliated investments	51,744	—	101,836	—
Translation of assets and liabilities in foreign currencies	377,643	—	497,475	—
Total net change in unrealized appreciation (depreciation)	$(2,046,554)	$64,634	$(5,323,145)	$(245,400)
Net increase (decrease) in net assets resulting from operations	$7,713,767	$4,354,365	$12,589,375	$6,444,271

Per share information - basic and diluted:
Net investment income (loss)	$0.64	$0.77	$1.28	$1.56
Net increase (decrease) in net assets resulting from operations	$0.52	$0.80	$0.91	$1.54
Weighted average shares outstanding	14,882,181	5,442,927	13,776,226	4,188,496
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stone Point Credit Income Fund
Consolidated Statements of Changes in Net Assets

	Three Months Ended June 30, 2026 (Unaudited)	Three Months Ended June 30, 2025 (Unaudited)	Six Months Ended June 30, 2026 (Unaudited)	For the period January 22, 2025 (Commencement of Operations) through June 30, 2025 (Unaudited)
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$9,451,400	$4,179,271	$17,701,828	$6,551,003
Total net realized gains (losses)	308,921	110,460	210,692	138,668
Total net change in unrealized appreciation (depreciation)	(2,046,554)	64,634	(5,323,145)	(245,400)
Net increase (decrease) in net assets resulting from operations	7,713,767	4,354,365	12,589,375	6,444,271

Decrease in net assets resulting from shareholder distributions:
Shares distributed pursuant to dividend reinvestment plan	(2,710,160)	(666,937)	(4,668,840)	(718,066)
Distributions to shareholders from earnings	(7,115,479)	(3,520,784)	(13,770,194)	(5,378,995)
Net decrease in net assets resulting from shareholder distributions	(9,825,639)	(4,187,721)	(18,439,034)	(6,097,061)

Increase in net assets resulting from capital share transactions:
Issuance of Shares pursuant to dividend reinvestment plan	2,710,160	666,937	4,668,840	718,066
Issuance of Shares	51,816,956	37,460,710	114,238,883	159,614,285
Repurchased Shares	(63,368)	—	(215,803)	—
Net increase in net assets resulting from capital share transactions	54,463,748	38,127,647	118,691,920	160,332,351

Total increase in net assets	52,351,876	38,294,291	112,842,261	160,679,561
Net assets, beginning of period	340,689,004	122,386,270	280,198,619	1,000
Net assets, end of period	$393,040,880	$160,680,561	$393,040,880	$160,680,561
Net asset value per share	$24.62	$25.06	$24.62	$25.06
Common shares outstanding at the end of the period	15,964,280	6,412,196	15,964,280	6,412,196

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stone Point Credit Income Fund
Consolidated Statements of Cash Flows

	Six Months Ended June 30, 2026 (Unaudited)	For the period January 22, 2025 (Commencement of Operations) through June 30, 2025 (Unaudited)
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$12,589,375	$6,444,271
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on non-controlled/non-affiliated investments	5,922,456	245,400
Net change in unrealized (appreciation) depreciation on non-controlled/affiliated investments	(101,836)	—
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(507,187)	—
Net realized (gains) losses on non-controlled/non-affiliated investments	(187,362)	(138,668)
Net amortization and accretion of premiums and discounts	(1,051,062)	(390,258)
Purchases of investments, net	(235,319,697)	(358,276,454)
Sales and repayments of investments, net	43,011,146	11,152,228
Interest and dividends received in kind	(1,227,872)	(129,302)
Amortization of deferred financing costs	827,295	300,279
Amortization of deferred offering costs	57,694	—
Changes in operating assets and liabilities:
Interest receivable from non-controlled/non-affiliated investments	(290,813)	(2,761,818)
Dividend receivable from non-controlled/non-affiliated investments	(27)	—
Fee receivable	88,253	—
Unsettled trades receivable	(8,781,110)	(2,000,000)
Paydown receivable	2,181	(124,221)
Deferred offering expenses	—	222,867
Prepaid expenses and other assets	(2,278,818)	(2,186)
Expense support receivable	82,921	73,664
Interest and financing fees payable	1,821,951	2,541,811
Base management fees payable	97,866	85,443
Incentive fees payable	766,330	—
Offering costs and organizational expenses payable	—	(815,456)
Due to Adviser	—	(25,000)
Unsettled trades payable	(3,280,813)	7,465,342
Accounts payable and accrued expenses	349,755	620,549
Net cash provided by (used in) operating activities	(187,409,374)	(335,511,509)

Cash flows from financing activities
Borrowings under revolving credit facility	164,564,552	257,570,000
Payments on revolving credit facility	(64,400,000)	(60,570,000)
Deferred financing costs	(2,552,868)	(3,433,470)
Deferred offering costs	(11,070)	—
Distributions paid in cash	(12,544,899)	(3,917,008)
Proceeds from issuance of Shares	114,238,883	159,614,285
Shares repurchased	(152,435)	—
Net cash provided by (used in) financing activities	$199,142,163	$349,263,807

Net increase (decrease) in cash and cash equivalents	11,732,789	13,752,298
Cash and cash equivalents, beginning of period	33,824,479	26,001
Cash and cash equivalents, end of period	$45,557,268	$13,778,299

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$9,807,831	$2,156,291
Reinvestment of distributions pursuant to dividend reinvestment plan during the period	$4,668,840	$718,066

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stone Point Credit Income Fund
Consolidated Schedule of Investments
As of June 30, 2026 (Unaudited)

Portfolio Company 1 2 3 4	Investment Type	Reference Rate and Floor				Footnotes	Interest Rate	Maturity Date [5]	Par Amount / Units	Cost [6]	Fair Value	Percentage of Net Assets [7]
Non-controlled/non-affiliated investments
Debt Investments - 198.7%
Capital Markets
Cliffwater LLC	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		8.14%	4/22/2032	13,286,357	$13,187,410	$13,243,840	3.4%
Cliffwater LLC	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(9)	8.14%	4/22/2032	—	(10,651)	(4,791)	0.0%
Wharf Street Ratings Acquisition LLC	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		8.14%	9/16/2032	22,296,041	22,168,289	22,184,561	5.6%
Wharf Street Ratings Acquisition LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(9)	8.14%	9/16/2027	—	(8,043)	(12,449)	0.0%
Wharf Street Ratings Acquisition LLC	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(9)	8.14%	9/16/2032	—	(19,730)	(12,743)	0.0%
Total Capital Markets										35,317,275	35,398,418

Consumer Finance
Best Egg Asset Structured Pass Through Master Trust	Unsecured Note	N/A				(10)	0.00%	9/15/2035	5,082	657,058	683,072	0.2%
Best Egg Asset Structured Pass Through Master Trust	Unsecured Note	N/A				(10)	0.00%	11/15/2035	5,386	684,246	743,445	0.2%
Equinox Buyer, LLC	First Lien Term Loan	SOFR+	5.25%	1.00%	Floor		8.87%	9/9/2031	10,961,332	10,819,050	10,817,739	2.8%
Equinox Buyer, LLC	First Lien Revolver	SOFR+	5.25%	1.00%	Floor	(9)	8.87%	9/9/2031	—	(19,257)	(19,435)	0.0%
LendDirect Trust	Second Lien Revolver	N/A				(9)	12.00%	2/28/2030	4,490,187	3,221,849	3,105,416	0.8%
Total Consumer Finance										15,362,946	15,330,237

Diversified Consumer Services
Houghton Mifflin Harcourt Company	First Lien Term Loan	SOFR+	5.25%	0.50%	Floor	(8)	9.01%	4/9/2029	2,953,964	2,922,598	2,347,028	0.6%
Total Diversified Consumer Services										2,922,598	2,347,028

Financial Services
Apex Group Treasury LLC	First Lien Term Loan	SOFR+	3.50%			(8)	7.15%	2/27/2032	11,746,457	11,237,558	11,157,313	2.8%
Ares Global Structured Solutions Rated Notes Feeder LLC	Unsecured Note	N/A				(9)	12.15%	9/30/2038	110,598	110,598	110,598	0.0%
Barings Middle Market CLO Ltd.	Unsecured Note	SOFR+	6.17%				9.84%	4/15/2037	5,475,000	5,425,984	5,360,025	1.4%
Beacon Pointe Harmony, LLC	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		8.14%	12/29/2028	2,455,144	2,455,144	2,455,144	0.6%
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor		8.14%	12/29/2028	11,827,556	11,795,626	11,827,556	3.0%
Bottomline Technologies, Inc.	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		8.23%	5/14/2029	9,824,617	9,761,805	9,824,617	2.5%
Cerity Partners Equity Holding LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(9)	8.15%	12/20/2027	—	(28,481)	(18,752)	0.0%
Cerity Partners Equity Holding LLC	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(9)	8.15%	7/28/2031	568,467	563,119	566,702	0.1%
Churchill Middle Market CLO Ltd.	Unsecured Note	SOFR+	6.85%				10.52%	4/27/2037	1,570,000	1,570,000	1,558,953	0.4%
Coller Evergreen CFO I, L.P.	Unsecured Note	SOFR+	5.20%			(9)	8.87%	10/30/2056	1,190,993	1,190,993	1,190,993	0.3%
Coller Private Equity Backed Notes & Loans II-A L.P.	Unsecured Note	SOFR+	5.20%			(9)	8.89%	4/30/2037	2,054,793	2,037,675	2,054,793	0.5%
Flow Traders Holding, LLC	First Lien Term Loan	SOFR+	5.00%				8.73%	10/29/2031	13,593,465	13,412,364	13,427,625	3.4%
Flow Traders Holding, LLC	First Lien Revolver	SOFR+	5.00%			(9)	8.67%	10/29/2031	2,489,696	2,418,783	2,424,608	0.6%
GC Waves Holdings, Inc.	First Lien Delayed Draw Term Loan	SOFR+	4.50%			(9)	8.14%	10/4/2030	3,271,883	3,244,800	3,251,906	0.8%
HBWM Intermediate II, LLC	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.39%	11/17/2031	2,244,416	2,235,799	2,233,194	0.6%
HBWM Intermediate II, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(9)	8.14%	11/17/2031	584,888	574,989	566,292	0.1%
HBWM Intermediate II, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor		8.39%	11/17/2031	2,693,299	2,683,152	2,679,833	0.7%

Portfolio Company 1 2 3 4	Investment Type	Reference Rate and Floor				Footnotes	Interest Rate	Maturity Date [5]	Par Amount / Units	Cost [6]	Fair Value	Percentage of Net Assets [7]
HBWM Intermediate II, LLC	First Lien Revolver	SOFR+	4.75%	0.50%	Floor	(9)	8.40%	8/18/2031	281,371	280,337	278,644	0.1%
Ivy Hill Middle Market Credit Fund XII Ltd	Unsecured Note	SOFR+	6.25%				9.93%	4/20/2037	4,421,052	4,421,052	4,421,052	1.1%
LendingTree, Inc.	First Lien Term Loan	SOFR+	4.25%			(8)	7.89%	8/21/2030	4,912,875	4,891,300	4,835,497	1.2%
MAI Capital Management Intermediate LLC	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.48%	8/29/2031	2,446,606	2,431,736	2,422,140	0.6%
MAI Capital Management Intermediate LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor		8.48%	8/29/2031	4,017,823	3,986,748	3,962,625	1.0%
MAI Capital Management Intermediate LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(9)	8.48%	12/11/2028	—	(42,996)	(86,905)	0.0%
MAI Capital Management Intermediate LLC	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	8.48%	8/29/2031	—	(4,384)	(12,817)	0.0%
Minotaur Acquisition, Inc.	First Lien Term Loan	SOFR+	5.00%	1.00%	Floor		8.64%	5/10/2030	13,926,361	13,805,011	13,802,416	3.5%
New Mountain Guardian IV Income Rated Feeder II, Ltd.	Unsecured Note	SOFR+	8.40%				12.14%	4/3/2037	2,325,000	2,292,588	2,362,665	0.6%
Nexus Buyer LLC	Second Lien Term Loan	SOFR+	5.75%			(8)	9.39%	1/30/2032	8,999,749	8,921,765	8,773,360	2.2%
Orion US Finco	Second Lien Term Loan	SOFR+	5.50%			(8)	9.17%	10/10/2033	3,500,000	3,467,985	3,466,452	0.9%
Payscape Buyer, Inc.	Second Lien Term Loan	SOFR+	8.00%	1.00%	Floor		11.64%	4/28/2028	1,280,992	1,280,992	1,277,277	0.3%
Payscape Buyer, Inc.	Second Lien Delayed Draw Term Loan	SOFR+	8.00%	1.00%	Floor		11.64%	4/28/2028	719,008	719,008	716,923	0.2%
SRS Acquiom Holdings LLC	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.38%	1/14/2032	5,453,795	5,403,439	5,408,692	1.4%
SRS Acquiom Holdings LLC	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	8.38%	1/14/2032	—	(9,070)	(8,124)	0.0%
TA/WEG Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.25%	1.00%	Floor	(9)	7.91%	10/2/2028	6,206,806	6,193,919	6,179,272	1.6%
TA/WEG Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.25%	1.00%	Floor		7.94%	10/2/2028	11,791,008	11,759,050	11,746,203	3.0%
TA/WEG Holdings, LLC	First Lien Revolver	SOFR+	4.25%	1.00%	Floor	(9)	7.94%	10/2/2028	—	—	(3,166)	0.0%
The Edelman Financial Engines Center, LLC	First Lien Term Loan	SOFR+	4.00%			(8)	7.64%	11/30/2031	4,340,000	4,297,795	4,357,295	1.1%
Total Financial Services										144,786,183	144,570,901

Health Care Providers & Services
Action Behavior Centers Therapy LLC	First Lien Term Loan	SOFR+	5.25%	0.75%	Floor		8.89%	7/2/2031	12,797,647	12,713,572	12,701,665	3.2%
Action Behavior Centers Therapy LLC	First Lien Delayed Draw Term Loan	SOFR+	5.25%	0.75%	Floor	(9)	8.89%	7/2/2031	698,980	694,637	688,329	0.2%
Action Behavior Centers Therapy LLC	First Lien Revolver	SOFR+	5.25%	0.75%	Floor	(9)	8.89%	7/2/2031	—	—	(5,357)	0.0%
Belmont Buyer, Inc.	First Lien Term Loan	SOFR+	6.50%	1.00%	Floor		10.23%	6/21/2029	5,192,602	5,207,644	5,192,602	1.3%
Belmont Buyer, Inc.	First Lien Delayed Draw Term Loan	SOFR+	6.50%	1.00%	Floor		10.16%	6/21/2029	1,232,633	1,236,204	1,232,633	0.3%
Belmont Buyer, Inc.	First Lien Revolver	SOFR+	6.50%	1.00%	Floor	(9)	10.20%	6/21/2029	168,605	168,605	168,605	0.0%
Continental Buyer, Inc.	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.39%	4/2/2031	8,262,820	8,215,668	8,226,685	2.1%
Continental Buyer, Inc.	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor		8.39%	4/2/2031	6,399,048	6,371,913	6,367,349	1.6%
Continental Buyer, Inc.	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	8.39%	4/2/2031	—	(12,949)	(15,027)	0.0%
Covetrus, Inc.	First Lien Term Loan	SOFR+	5.00%	0.50%	Floor	(8)	8.73%	10/12/2029	2,954,198	2,887,950	2,869,265	0.7%
Headlands Buyer, Inc.	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		8.19%	9/29/2032	10,912,083	10,814,698	10,812,783	2.8%
Headlands Buyer, Inc.	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(9)	8.19%	9/29/2027	—	(19,740)	(40,257)	0.0%
Headlands Buyer, Inc.	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(9)	8.23%	9/29/2032	185,494	166,181	165,801	0.0%
Jerry Erwin Associates, LLC	First Lien Term Loan	SOFR+	6.75%	1.00%	Floor		10.39%	10/15/2030	7,030,825	6,849,818	6,833,962	1.7%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR+	6.00%	0.75%	Floor	(9)	9.65%	2/13/2031	467,116	457,020	483,679	0.1%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.50%	0.75%	Floor		9.14%	2/13/2031	2,754,923	2,751,781	2,782,472	0.7%
MB2 Dental Solutions, LLC	First Lien Revolver	SOFR+	5.50%	0.75%	Floor	(9)	9.14%	2/13/2031	83,333	83,333	83,333	0.0%
MedX Holdings, LLC	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		8.14%	7/21/2032	7,860,267	7,788,274	7,712,887	2.0%
MedX Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(9)	8.14%	7/21/2032	17,353	854	(43,817)	0.0%
MedX Holdings, LLC	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(9)	8.14%	7/21/2032	—	(13,880)	(28,598)	0.0%
OpCo Borrower, LLC	First Lien Term Loan	SOFR+	5.25%				8.86%	4/26/2029	11,623,729	11,556,362	11,536,551	2.9%
Outcomes Group Holdings Inc	Second Lien Term Loan	N/A					10.00%	3/31/2034	4,454,933	4,433,353	4,432,659	1.1%
RCP Nats Purchaser, LLC	First Lien Term Loan	SOFR+	5.00%	0.75%	Floor		8.70%	3/19/2032	11,110,075	10,996,671	10,998,974	2.8%

Portfolio Company 1 2 3 4	Investment Type	Reference Rate and Floor				Footnotes	Interest Rate	Maturity Date [5]	Par Amount / Units	Cost [6]	Fair Value	Percentage of Net Assets [7]
RCP Nats Purchaser, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.00%	0.75%	Floor	(9)	8.70%	3/19/2032	1,336,567	1,314,458	1,314,246	0.3%
RCP Nats Purchaser, LLC	First Lien Revolver	SOFR+	5.00%	0.75%	Floor	(9)	8.70%	3/19/2032	—	(15,996)	(15,672)	0.0%
RXB Holdings, Inc.	First Lien Term Loan	SOFR+	5.00%			(8)	8.64%	12/23/2030	4,716,192	4,628,264	4,710,320	1.2%
Stepping Stones Healthcare Services, LLC	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.48%	1/5/2033	8,748,343	8,707,629	8,704,602	2.2%
Stepping Stones Healthcare Services, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(9)	8.48%	1/5/2028	—	(5,708)	(12,264)	0.0%
Stepping Stones Healthcare Services, LLC	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	8.48%	1/5/2033	—	(6,140)	(6,597)	0.0%
Superior Biologics Inc	First Lien Term Loan	SOFR+	5.00%	0.75%	Floor		8.83%	5/27/2033	15,551,352	15,321,185	15,318,082	3.9%
The Chartis Group, LLC	First Lien Term Loan	SOFR+	4.25%	0.75%	Floor		7.98%	9/17/2031	1,687,587	1,675,026	1,676,618	0.4%
The Chartis Group, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.25%	0.75%	Floor	(9)	7.98%	9/17/2031	128,604	128,022	125,200	0.0%
The Chartis Group, LLC	First Lien Revolver	SOFR+	4.25%	0.75%	Floor	(9)	7.98%	9/17/2031	—	—	(1,705)	0.0%
Total Health Care Providers & Services										125,094,709	124,970,008

Health Care Technology
FinThrive Software Intermediate Holdings Inc.	First Lien Term Loan	SOFR+	5.25%			(8)	8.95%	12/15/2028	5,093,420	5,036,498	2,597,644	0.7%
Homecare Software Solutions LLC	First Lien Term Loan	SOFR+	5.25%	0.75%	Floor		8.89%	6/16/2031	7,353,498	7,301,236	7,277,022	1.9%
Homecare Software Solutions LLC	First Lien Delayed Draw Term Loan	SOFR+	5.25%	0.75%	Floor		8.89%	6/16/2031	1,915,332	1,903,899	1,895,412	0.5%
Total Health Care Technology										14,241,633	11,770,078

Insurance
Alkeme Intermediary Holdings, LLC	First Lien Term Loan	SOFR+	5.00%	1.00%	Floor		8.73%	5/28/2027	818,750	818,231	816,621	0.2%
Alkeme Intermediary Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.00%	1.00%	Floor		8.73%	5/28/2027	13,114,555	13,091,243	13,074,072	3.3%
AmeriLife Holdings LLC	First Lien Term Loan	SOFR+	5.00%	0.75%	Floor		8.66%	8/31/2029	8,791,216	8,762,490	8,729,677	2.2%
AmeriLife Holdings LLC	First Lien Delayed Draw Term Loan	SOFR+	5.00%	0.75%	Floor	(9)	8.66%	8/31/2029	2,755,902	2,746,992	2,728,139	0.7%
AmeriLife Holdings LLC	First Lien Revolver	SOFR+	5.00%	0.75%	Floor	(9)	8.66%	8/31/2028	340,716	337,845	331,175	0.1%
Arden Insurance Services LLC	First Lien Term Loan	SOFR+	5.00%	1.00%	Floor		8.73%	11/27/2030	3,567,622	3,528,822	3,540,865	0.9%
Arden Insurance Services LLC	First Lien Revolver	SOFR+	5.00%	1.00%	Floor	(9)	8.73%	11/27/2030	398,415	396,975	394,692	0.1%
ARMStrong Receivable Management	First Lien Term Loan	SOFR+	4.75%	1.00%	Floor		8.58%	10/5/2029	3,796,106	3,777,357	3,785,097	1.0%
ARMStrong Receivable Management	First Lien Delayed Draw Term Loan	SOFR+	4.75%	1.00%	Floor		8.58%	10/9/2029	526,497	522,545	524,970	0.1%
ARMStrong Receivable Management	First Lien Delayed Draw Term Loan	SOFR+	4.75%	1.00%	Floor		8.49%	10/5/2029	128,771	127,463	128,398	0.0%
ARMStrong Receivable Management	First Lien Revolver	SOFR+	4.75%	1.00%	Floor	(9)	8.58%	10/5/2029	—	(160)	(379)	0.0%
Babylon Buyer, Inc.	First Lien Term Loan	SOFR+	5.25%	0.75%	Floor		8.90%	3/8/2030	17,970,294	17,812,028	17,808,562	4.5%
Babylon Buyer, Inc.	First Lien Term Loan	SOFR+	5.75%	0.75%	Floor		9.40%	3/8/2030	3,540,901	3,507,886	3,540,901	0.9%
Babylon Buyer, Inc.	First Lien Revolver	SOFR+	5.75%	0.75%	Floor	(9)	9.40%	3/8/2030	—	(1,227)	—	0.0%
Bellwether Buyer, L.L.C.	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		8.15%	4/15/2032	5,783,133	5,759,215	5,758,265	1.5%
Bellwether Buyer, L.L.C.	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(9)	8.15%	4/15/2032	421,687	414,420	408,735	0.1%
Bellwether Buyer, L.L.C.	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(9)	8.15%	4/15/2032	—	(4,980)	(5,181)	0.0%
Fetch, Inc.	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.39%	3/31/2033	14,767,950	14,625,584	14,657,191	3.7%
Fetch, Inc.	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(9)	8.39%	9/30/2028	—	(20,936)	(32,576)	0.0%
Fetch, Inc.	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	8.39%	3/31/2033	—	(26,573)	(20,674)	0.0%
Foundation Risk Partners, Corp.	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.48%	10/29/2030	2,760,511	2,760,511	2,748,641	0.7%
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor		8.48%	10/29/2030	12,068,558	12,055,001	12,014,790	3.1%
Foundation Risk Partners, Corp.	First Lien Revolver	SOFR+	4.75%			(9)	8.49%	10/29/2029	340,933	340,540	336,668	0.1%
Galway Borrower LLC	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		8.23%	9/29/2028	11,787,479	11,770,565	11,736,793	3.0%

Portfolio Company 1 2 3 4	Investment Type	Reference Rate and Floor				Footnotes	Interest Rate	Maturity Date [5]	Par Amount / Units	Cost [6]	Fair Value	Percentage of Net Assets [7]
Galway Borrower LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor		8.23%	9/29/2028	4,047,829	4,030,508	4,030,424	1.0%
Galway Borrower LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(9)	8.23%	2/7/2028	—	(5,102)	(10,379)	0.0%
Galway Borrower LLC	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(9)	8.24%	9/29/2028	191,728	191,728	189,131	0.0%
Howden UK Refinance PLC	Unsecured Note	N/A				(8)	8.13%	2/16/2032	5,844,000	5,591,885	5,237,855	1.3%
People Corp Holdco LP	Unsecured Note	N/A					12.50% PIK	10/28/2030	13,761,007	9,894,642	9,508,751	2.4%
Redwood Purchaser, Inc.	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.48%	3/3/2031	7,020,293	6,951,870	6,914,988	1.8%
Redwood Purchaser, Inc.	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(9)	8.48%	3/3/2027	—	(15,884)	(55,154)	0.0%
Redwood Purchaser, Inc.	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	8.48%	3/3/2031	—	(16,873)	(25,978)	0.0%
THG Acquisition, LLC	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.39%	10/31/2031	11,100,537	11,015,971	11,009,513	2.8%
THG Acquisition, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(9)	8.39%	10/31/2031	1,850,402	1,841,764	1,829,936	0.5%
THG Acquisition, LLC	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	8.39%	10/31/2031	307,876	307,167	297,601	0.1%
World Insurance Associates, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.00%	1.00%	Floor	(9)	8.73%	4/3/2030	2,726,648	2,714,180	2,714,751	0.7%
World Insurance Associates, LLC	First Lien Revolver	SOFR+	5.00%	1.00%	Floor	(9)	8.73%	4/3/2030	—	(791)	(644)	0.0%
Total Insurance										145,602,902	144,646,237

IT Services
Auctane, Inc.	First Lien Term Loan	SOFR+	5.75%	0.75%	Floor		9.42%	6/1/2033	10,494,511	10,338,941	10,363,330	2.6%
OneSource Virtual, Inc.	First Lien Term Loan	SOFR+	4.75%	0.50%	Floor		8.48%	1/31/2033	5,422,830	5,397,327	5,401,735	1.4%
OneSource Virtual, Inc.	First Lien Revolver	SOFR+	4.75%	0.50%	Floor	(9)	8.48%	1/31/2033	—	(4,630)	(3,830)	0.0%
Redwood Services Group, LLC	First Lien Term Loan	SOFR+	5.25%	0.75%	Floor		8.98%	6/15/2029	2,384,820	2,368,922	2,384,820	0.6%
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(9)	8.48%	6/15/2029	3,055,903	3,007,105	2,972,175	0.8%
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.25%	0.75%	Floor		8.99%	6/15/2029	3,066,931	3,054,132	3,066,931	0.8%
Total IT Services										24,161,797	24,185,161

Professional Services
Accordion Partners Holdings LLC	Unsecured Note	N/A					12.75% PIK	11/15/2034	5,030,173	4,963,918	4,959,248	1.3%
Accordion Partners LLC	First Lien Term Loan	SOFR+	5.00%	0.75%	Floor		8.67%	11/17/2031	16,346,095	16,287,112	16,308,499	4.1%
Accordion Partners LLC	First Lien Delayed Draw Term Loan	SOFR+	5.00%	0.75%	Floor		8.67%	11/17/2031	5,018,436	4,996,952	5,006,894	1.3%
Accordion Partners LLC	First Lien Revolver	SOFR+	5.00%	0.75%	Floor	(9)	8.67%	11/17/2031	—	—	(2,994)	0.0%
Aprio Advisory Group, LLC	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.48%	8/1/2031	2,481,250	2,440,999	2,435,595	0.6%
Aprio Advisory Group, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor		8.48%	8/1/2031	13,192,708	12,932,141	12,759,072	3.2%
Baker Tilly Advisory Group, LP	First Lien Term Loan	SOFR+	4.25%	0.75%	Floor		7.89%	6/3/2031	6,689,567	6,632,620	6,591,900	1.7%
Baker Tilly Advisory Group, LP	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.39%	6/3/2031	2,082,015	2,060,111	2,074,728	0.5%
Baker Tilly Advisory Group, LP	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	8.39%	6/3/2030	—	—	(1,007)	0.0%
Baker Tilly Advisory Group, LP	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	7.89%	6/3/2031	—	(6,524)	(10,626)	0.0%
Beacon Global Strategies LLC	First Lien Term Loan	SOFR+	4.25%	0.75%	Floor		8.73%	4/25/2033	6,991,458	6,923,429	6,921,544	1.8%
Beacon Global Strategies LLC	First Lien Delayed Draw Term Loan	SOFR+	4.25%	0.75%	Floor	(9)	8.73%	4/23/2028	—	(12,756)	(26,218)	0.0%
Cherry Bekaert Advisory LLC	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.48%	6/28/2030	5,185,485	5,147,547	5,096,814	1.3%
Cherry Bekaert Advisory LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor		8.48%	6/28/2030	3,562,876	3,540,882	3,501,952	0.9%
Eisner Advisory Group LLC	First Lien Term Loan	SOFR+	4.00%	0.50%	Floor	(8)	7.64%	2/28/2031	1,440,274	1,396,575	1,417,575	0.4%
Heights Buyer, LLC	First Lien Term Loan	SOFR+	5.00%	1.00%	Floor		8.77%	8/25/2028	1,183,188	1,175,157	1,169,108	0.3%
Heights Buyer, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.00%	1.00%	Floor	(9)	8.77%	6/24/2027	—	(5,495)	(19,268)	0.0%
Inizio Group Limited	First Lien Term Loan	SOFR+	4.25%	0.50%	Floor	(8)	8.08%	8/19/2028	3,579,659	3,537,651	3,435,363	0.9%
KRIV Acquisition Inc.	First Lien Term Loan	SOFR+	4.75%	1.00%	Floor		8.48%	7/31/2031	7,388,612	7,331,383	7,353,886	1.9%
KRIV Acquisition Inc.	First Lien Delayed Draw Term Loan	SOFR+	4.75%	1.00%	Floor	(9)	8.48%	9/30/2027	—	(11,712)	(12,869)	0.0%

Portfolio Company 1 2 3 4	Investment Type	Reference Rate and Floor				Footnotes	Interest Rate	Maturity Date [5]	Par Amount / Units	Cost [6]	Fair Value	Percentage of Net Assets [7]
KRIV Acquisition Inc.	First Lien Revolver	SOFR+	4.75%	1.00%	Floor	(9)	8.48%	7/31/2031	476,396	466,251	470,799	0.1%
London Buyer, LLC	First Lien Term Loan	SOFR+	5.00%	0.75%	Floor		8.73%	6/24/2033	7,485,675	7,411,023	7,410,818	1.9%
London Buyer, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.00%	0.75%	Floor	(9)	8.73%	6/24/2028	—	(4,147)	(8,317)	0.0%
London Buyer, LLC	First Lien Revolver	SOFR+	5.00%	0.75%	Floor	(9)	8.73%	6/24/2033	—	(12,940)	(12,976)	0.0%
MacKay Sposito, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.25%	0.75%	Floor	(9)	7.92%	4/22/2033	597,232	555,278	517,067	0.1%
MacKay Sposito, LLC	First Lien Revolver	SOFR+	4.25%	0.75%	Floor	(9)	7.92%	4/22/2033	—	(8,592)	(8,834)	0.0%
More Cowbell II, LLC	First Lien Term Loan	SOFR+	4.25%	0.75%	Floor		7.74%	9/3/2030	12,497,133	12,497,133	12,497,133	3.2%
More Cowbell II, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.25%	0.75%	Floor	(9)	7.74%	9/3/2027	—	—	—	0.0%
More Cowbell II, LLC	First Lien Revolver	SOFR+	4.25%	0.75%	Floor	(9)	7.74%	9/4/2029	—	—	—	0.0%
PAS Parent Inc.	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		8.14%	8/18/2032	4,111,472	4,093,463	4,074,468	1.0%
PAS Parent Inc.	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(9)	8.14%	8/18/2028	—	(18,247)	(37,493)	0.0%
PAS Parent Inc.	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(9)	8.14%	8/18/2031	—	(1,604)	(3,375)	0.0%
Petra Borrower, LLC	First Lien Term Loan	SOFR+	5.75%	1.00%	Floor		9.41%	11/15/2030	4,256,185	4,215,838	4,213,198	1.1%
Petra Borrower, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.75%	1.00%	Floor		9.45%	11/15/2030	1,660,440	1,648,031	1,643,669	0.4%
Petra Borrower, LLC	First Lien Revolver	SOFR+	5.75%	1.00%	Floor	(9)	9.37%	11/15/2029	200,961	198,894	194,195	0.0%
Portage Point Partners, LLC	First Lien Term Loan	SOFR+	5.00%	0.75%	Floor		8.66%	5/2/2033	4,496,411	4,452,537	4,451,447	1.1%
Portage Point Partners, LLC	First Lien Revolver	SOFR+	5.00%	0.75%	Floor	(9)	8.66%	5/2/2033	—	(6,034)	(6,184)	0.0%
SAM Holding Company, Inc.	First Lien Term Loan	SOFR+	5.00%	0.75%	Floor		8.73%	6/30/2033	3,334,337	3,317,671	3,317,665	0.8%
SAM Holding Company, Inc.	First Lien Delayed Draw Term Loan	SOFR+	5.00%	0.75%	Floor	(9)	8.73%	6/30/2028	—	(18,748)	(37,511)	0.0%
TRAK Purchaser, Inc.	First Lien Term Loan	SOFR+	5.75%	1.00%	Floor		9.41%	6/20/2031	11,182,464	11,041,341	11,145,562	2.8%
TRAK Purchaser, Inc.	First Lien Revolver	SOFR+	5.75%	1.00%	Floor	(9)	9.41%	6/20/2031	—	(8,099)	(2,155)	0.0%
True Talent Advisory Borrower LLC	First Lien Term Loan	SOFR+	5.25%	1.00%	Floor		8.98%	1/10/2033	8,684,573	8,522,628	8,641,150	2.2%
True Talent Advisory Borrower LLC	First Lien Delayed Draw Term Loan	SOFR+	5.25%	1.00%	Floor	(9)	8.98%	1/10/2033	405,280	363,535	385,016	0.1%
True Talent Advisory Borrower LLC	First Lien Revolver	SOFR+	5.25%	1.00%	Floor	(9)	8.98%	1/9/2032	—	(38,624)	(10,484)	0.0%
Wasteology Group Transportation, LLC	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.41%	11/3/2032	6,020,340	5,965,787	5,960,137	1.5%
Wasteology Group Transportation, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(9)	8.41%	11/3/2027	—	(31,796)	(70,179)	0.0%
Wasteology Group Transportation, LLC	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	8.41%	11/3/2032	—	(19,678)	(21,716)	0.0%
Total Professional Services										143,910,891	143,662,296

Real Estate Management & Development
Accuserve Solutions, Inc.	First Lien Term Loan	SOFR+	6.00% (incl. 3.38% PIK)	1.00%	Floor		9.63%	3/15/2030	8,714,277	8,623,876	8,385,748	2.1%
Accuserve Solutions, Inc.	First Lien Revolver	SOFR+	5.25%	1.00%	Floor		8.98%	3/15/2030	226,699	226,699	211,631	0.1%
AKAM Buyer, Inc.	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.48%	2/27/2032	9,032,356	8,947,144	8,920,355	2.3%
AKAM Buyer, Inc.	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(9)	8.48%	2/27/2028	—	(23,030)	(60,541)	0.0%
AKAM Buyer, Inc.	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	8.48%	2/27/2032	—	(17,604)	(23,138)	0.0%
Conservice Midco, LLC	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		8.23%	2/25/2033	3,840,726	3,822,469	3,827,207	1.0%
Conservice Midco, LLC	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(9)	8.23%	2/25/2033	—	(2,945)	(2,181)	0.0%
Freedom Funding Center LLC	Unsecured Note	N/A				(8)(10)	12.00%	10/1/2037	5,000,000	5,000,000	5,134,278	1.3%
Low Voltage Holdings Inc.	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		8.23%	4/28/2032	1,937,266	1,925,180	1,938,099	0.5%
Low Voltage Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(9)	8.23%	10/28/2027	—	(855)	118	0.0%
Low Voltage Holdings Inc.	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	8.42%	4/28/2032	35,600	33,823	35,723	0.0%
Metropolis Technologies Inc.	First Lien Term Loan	SOFR+	5.25%			(8)	8.92%	11/3/2032	7,392,850	7,325,624	7,291,198	1.9%
Redwood Trust, Inc.	First Lien Revolver	SOFR+	5.00%	2.00%	Floor	(9)	8.73%	3/31/2027	7,985,565	7,878,012	7,870,771	2.0%
Southpaw AP Buyer, LLC	First Lien Term Loan	SOFR+	5.50%	1.00%	Floor		9.31%	3/2/2028	2,732,719	2,723,181	2,691,728	0.7%
Southpaw AP Buyer, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.50%	1.00%	Floor	(9)	9.32%	3/2/2028	202,598	201,833	199,261	0.1%
Southpaw AP Buyer, LLC	First Lien Revolver	SOFR+	5.50%	1.00%	Floor	(9)	9.33%	3/2/2028	51,458	51,458	48,073	0.0%
Titan Home Improvement, LLC	First Lien Term Loan	SOFR+	4.75%	1.00%	Floor		8.42%	5/31/2030	2,559,070	2,523,523	2,550,983	0.6%

Portfolio Company 1 2 3 4	Investment Type	Reference Rate and Floor				Footnotes	Interest Rate	Maturity Date [5]	Par Amount / Units	Cost [6]	Fair Value	Percentage of Net Assets [7]
Titan Home Improvement, LLC	First Lien Revolver	SOFR+	4.75%	1.00%	Floor	(9)	8.42%	5/31/2030	—	—	(1,286)	0.0%
Total Real Estate Management & Development										49,238,388	49,018,027

Software
Archduke Buyer, Inc.	First Lien Term Loan	SOFR+	5.50%	0.50%	Floor		9.16%	12/3/2032	3,907,684	3,871,816	3,784,592	1.0%
Archduke Buyer, Inc.	First Lien Revolver	SOFR+	5.50%	0.50%	Floor	(9)	9.16%	12/3/2032	—	(3,711)	(12,737)	0.0%
Boxer Parent Company Inc.	First Lien Term Loan	SOFR+	2.75%			(8)	6.42%	7/30/2031	1,696,835	1,594,442	1,533,693	0.4%
Cardinal Parent Inc	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor	(8)	8.17%	11/12/2027	2,953,728	2,889,149	2,584,512	0.7%
Diligent Corporation	First Lien Term Loan	SOFR+	5.00%	0.75%	Floor		8.67%	8/2/2030	4,738,285	4,713,747	4,671,949	1.2%
Diligent Corporation	First Lien Term Loan	SOFR+	8.42% PIK	0.75%	Floor		12.09% PIK	8/2/2030	812,276	808,069	800,904	0.2%
Diligent Corporation	First Lien Revolver	SOFR+	5.00%	0.75%	Floor	(9)	8.67%	8/2/2030	149,870	149,870	144,558	0.0%
Flexera Software LLC	First Lien Term Loan	SOFR+	4.50%	0.50%	Floor		8.15%	8/16/2032	2,067,379	2,062,857	2,021,897	0.5%
Flexera Software LLC	First Lien Term Loan	EURIBOR+	4.50%	0.50%	Floor		6.71%	8/16/2032	1,226,096	1,431,578	1,370,116	0.3%
Flexera Software LLC	First Lien Revolver	SOFR+	4.50%	0.50%	Floor	(9)	8.15%	8/16/2032	—	(999)	(10,044)	0.0%
Fullsteam Holdco, L.P.	Unsecured Note	N/A					13.00% PIK	8/9/2032	5,611,343	5,545,930	5,455,347	1.4%
Fullsteam Operations LLC	First Lien Term Loan	SOFR+	5.25%	0.75%	Floor		8.90%	8/8/2031	10,312,500	10,224,766	10,118,625	2.6%
Fullsteam Operations LLC	First Lien Delayed Draw Term Loan	SOFR+	5.25%	0.75%	Floor	(9)	8.90%	8/8/2027	—	(14,622)	(64,625)	0.0%
Fullsteam Operations LLC	First Lien Revolver	SOFR+	5.25%	0.75%	Floor	(9)	8.88%	8/8/2031	406,250	395,619	382,750	0.1%
GovDelivery Holdings, LLC	First Lien Term Loan	SOFR+	5.75% (incl. 2.25% PIK)	0.75%	Floor		9.41%	1/17/2031	2,778,912	2,778,912	2,778,912	0.7%
GovDelivery Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.25% (incl. 2.25% PIK)	0.75%	Floor		8.91%	1/17/2031	411,640	411,640	411,640	0.1%
GovDelivery Holdings, LLC	First Lien Revolver	ABR+	4.25%			(9)	11.00%	1/17/2031	30,702	30,702	30,702	0.0%
GS Acquisitionco, Inc.	First Lien Delayed Draw Term Loan	SOFR+	5.25%	0.75%	Floor	(9)	8.98%	5/16/2027	—	(7,851)	(437,500)	-0.1%
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(9)	8.16%	6/27/2027	—	(3,447)	(5,401)	0.0%
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor		8.16%	7/23/2031	1,858,784	1,847,782	1,852,037	0.5%
Kona Buyer, LLC	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(9)	8.16%	7/23/2031	17,700	16,935	17,101	0.0%
Modena Buyer LLC	First Lien Term Loan	SOFR+	4.25%			(8)	7.91%	7/1/2031	1,637,615	1,523,567	1,517,250	0.4%
MRI Software LLC	First Lien Term Loan	SOFR+	4.75%	1.00%	Floor		8.48%	2/10/2028	2,295,786	2,294,215	2,279,485	0.6%
MRI Software LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	1.00%	Floor	(9)	8.48%	2/10/2028	4,154,988	4,133,147	4,101,619	1.0%
MRI Software LLC	First Lien Revolver	SOFR+	4.75%	1.00%	Floor	(9)	8.48%	2/10/2028	289,903	286,205	281,670	0.1%
oneZero Financial Systems, LLC	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.41%	10/7/2031	8,545,673	8,518,899	8,432,870	2.1%
oneZero Financial Systems, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(9)	8.41%	10/7/2031	601,550	597,394	581,644	0.1%
oneZero Financial Systems, LLC	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	8.41%	10/7/2031	—	-	(14,387)	0.0%
Orion Advisor Solutions, LLC	Second Lien Term Loan	SOFR+	5.75%	1.00%	Floor		9.42%	12/31/2030	6,895,014	6,865,121	6,838,475	1.7%
Propio LS, LLC	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.48%	5/13/2030	3,373,816	3,347,548	3,356,643	0.9%
Propio LS, LLC	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	8.48%	5/13/2030	21,184	20,473	20,715	0.0%
Saab Purchaser, Inc.	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		8.23%	11/12/2031	3,567,785	3,536,594	3,504,278	0.9%
Saab Purchaser, Inc.	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(9)	8.23%	9/22/2027	—	(15,092)	(61,458)	0.0%
Saab Purchaser, Inc.	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(9)	8.23%	11/12/2031	—	(4,192)	(8,535)	0.0%
Sovos Compliance, LLC	First Lien Term Loan	SOFR+	3.25%			(8)	6.89%	8/13/2029	1,391,365	1,282,239	1,307,667	0.3%
Trintech, Inc.	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.39%	1/28/2033	8,121,346	8,044,994	7,964,604	2.0%
Trintech, Inc.	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(9)	8.39%	1/29/2028	—	(6,363)	(26,124)	0.0%
Trintech, Inc.	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	8.39%	1/28/2033	—	(10,637)	(21,836)	0.0%
Total Software										79,157,296	77,483,608
Technology Hardware, Storage & Peripherals
Lytx, Inc.	First Lien Term Loan	SOFR+	5.00%	1.00%	Floor		8.75%	2/28/2028	7,500,000	7,500,000	7,500,000	1.9%
Total Technology Hardware, Storage & Peripherals										7,500,000	7,500,000

Portfolio Company 1 2 3 4	Investment Type	Reference Rate and Floor	Footnotes	Interest Rate	Maturity Date [5]	Par Amount / Units	Cost [6]	Fair Value	Percentage of Net Assets [7]

Total Debt Investments							$787,296,618	$780,881,999

Portfolio Company	Investment Type	Footnotes	Interest Rate	Acquisition Date	Par Amount / Units	Cost	Fair Value	Sum of % of NAV
Non-controlled/non-affiliated investments
Preferred Equity - 0.6%
Financial Services
Ares Global Structured Solutions Rated Notes Feeder LLC	Preferred Equity	(9)	N/A	5/22/2026	318,561	318,561	318,561	0.1%
Coller Evergreen CFO I Equity Holdings Feeder B, L.P.	Preferred Equity	(9)	N/A	6/23/2026	441,109	441,109	441,109	0.1%
MC CIF Wealth Management (UK) Ltd.	Preferred Equity		12.00% (incl. 6.00% PIK)	8/12/2025	971,298	962,548	964,499	0.2%
MC CIF Wealth Management (UK) Ltd.	Preferred Equity		12.00% PIK	8/12/2025	922,330	913,580	911,262	0.2%
Total Financial Services						2,635,798	2,635,431

Total Preferred Equity						2,635,798	2,635,431

Total non-controlled/non-affiliated investments						789,932,416	783,517,430

Non-controlled/affiliated investments
Common Equity - 0.9%
Professional Services
SPV CA IX, LLC	Common Equity	(9)(12)(13)		7/18/2025	3,290,213	3,290,213	3,476,105	0.9%
Total Professional Services						3,290,213	3,476,105

Total Common Equity						3,290,213	3,476,105

Total non-controlled/affiliated investments						3,290,213	3,476,105

Total investments						$793,222,629	$786,993,535
(1)All of the Fund's investments are domiciled in the United States, except for Apex Group Treasury LLC, Barings Middle Market CLO Ltd., Flow Traders Holdings LLC, Howden UK Refinance PLC, Inizio Group Limited, LendDirect Trust, MC CIF Wealth Management (UK) Ltd, New Mountain Guardian IV Income Rated Feeder II, Ltd. and People Corp Holdco LP which are domiciled in Ireland, Cayman Islands, Bermuda, United Kingdom, United Kingdom, Canada, United Kingdom, Bermuda and Canada, respectively.
(2)Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy.
(3)All investments were qualifying assets as defined under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"), except for Apex Group Treasury LLC, Ares Global Structured Solutions Rated Notes Feeder LLC, Barings Middle Market CLO Ltd., Best Egg Asset Structured Pass Through Master Trust, Churchill Middle Market CLO Ltd., Coller Evergreen CFO I Equity Holdings Feeder B, L.P., Coller Evergreen CFO I, L.P., Coller Private Equity Backed Notes & Loans II-A L.P., Flow Traders Holding, LLC, Howden UK Refinance PLC, Inizio Group Limited, Ivy Hill Middle Market Credit Fund XII Ltd., LendDirect Trust, LendingTree Inc., MC CIF Wealth Management (UK) Ltd., New Mountain Guardian IV Income Rated Feeder II, Ltd, Redwood Trust, Inc. and People Corp Holdco LP As of June 30, 2026, non-qualifying assets totaled 9.7% of the Fund's total assets.
(4)As of June 30, 2026, all investments are pledged as collateral except for issuer Ares Global Structured Solutions Rated Notes Feeder LLC, Barings Middle Market CLO Ltd., Best Egg Asset Structured Pass Through Master Trust, Churchill Middle Market CLO Ltd., Coller Evergreen CFO I Equity Holdings Feeder B, L.P., Coller Evergreen CFO I, L.P., Howden UK Refinance PLC, Ivy Hill Middle Market Credit Fund XII Ltd., LendDirect Trust, London Buyer, LLC, MC CIF Wealth Management (UK) Ltd., SAM Holding Company, Inc. and SPV CA IX, LLC.
(5)The date disclosed represents the expiration of the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(6)Cost represents the original cost adjusted for amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(7)Percentage is based on net assets of $393,040,880 as of June 30, 2026.

(8)Represents securities categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy.
(9)This investment has an unfunded commitment as of June 30, 2026. For further details, see Note 5. Fair value includes an analysis of the unfunded commitment.
(10)Security is exempt from registration under Rule 144A of the Securities Act of 1933.
(11)The majority of the securities bear interest at a rate that may be determined by reference Secured Overnight Financing Rate ("SOFR"), which at June 30, 2026 was 3.68%; Alternate Base Rate ("ABR"), which at June 30, 2026 was 6.75%; and the Euro Interbank Offered Rate ("EURIBOR"), which at June 30, 2026 was 2.2%. For each such security, the Fund has provided the applicable spread over SOFR, ABR and EURIBOR and the current contractual interest rate in effect at June 30, 2026. Certain investments contain a Payment-in-Kind (“PIK”) provision. SOFR based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.
(12)Investment measured at net asset value ("NAV").
(13)As defined in the 1940 Act, the Fund is deemed to be an "affiliated person" because it owns more than 5% but less than 25% of the portfolio company's voting securities, or it has power to exercise control over the management or policies of such portfolio company ('non-controlled affiliate"). As of June 30, 2026, the Fund's “Non-Controlled/Affiliated Investments” were as follows:

	Fair Value as of January 1, 2026	Gross Additions	Gross Reductions	Change in Unrealized Gains (Loss)	Net Realized Gain (Loss)	Fair Value as of June 30, 2026	Income
Non-Controlled/Affiliated Investments
SPV CA IX, LLC	$1,736,093	$1,638,176	$-	$101,836	$-	$3,476,105	$-
Total Non-Controlled/Affiliated Investments	$1,736,093	$1,638,176	$-	$101,836	$-	$3,476,105	$-
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

Stone Point Credit Income Fund
Notes to Consolidated Financial Statements
June 30, 2026
(Unaudited)
Note 1.     Organization
Organization
Stone Point Credit Income Fund (the “Fund”) is a Delaware statutory trust formed on June 24, 2024. The Fund commenced operations on January 22, 2025 (the "Commencement of Operations"). The Fund has elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, the Fund intends to elect to be treated and intends to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
The Fund is managed by Stone Point Credit Income Adviser LLC (the “Adviser”). The Adviser is a Delaware limited liability company that is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Subject to the supervision of the Fund’s board of trustees (the “Board”), the Adviser manages the day-to-day operations of the Fund and provides the Fund with investment advisory and management services. The Adviser is an affiliate of Stone Point Capital LLC (“Stone Point Capital”, and together with its credit-focused affiliates, as applicable, “Stone Point Credit”), which is an alternative investment management platform specializing in investments within the global financial services industry and related sectors.
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
Stone Point Credit formed SPV CA IV LLC (“SPV I”), and SPCIF Funding II LLC ("SPV II", and together with SPV I, the "SPVs") which are wholly-owned financing subsidiaries of the Fund for the purpose of holding pledged investments as collateral under financing facilities. From time to time, the Fund may form additional wholly-owned subsidiaries to facilitate its business.
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
The accompanying interim consolidated financial statements include the accounts of the Fund and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. References to the “Fund,” “we,” and “us” herein include Stone Point Credit Income Fund and its consolidated subsidiaries, except where context is otherwise required. The Fund is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies. The Fund’s fiscal year ends on December 31. The functional currency of the Fund is U.S. dollars.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of deposits in a money market account and demand deposits held at a custodian bank. Cash and cash equivalents are carried at cost, which approximates fair value. The Fund’s deposits may, at times, exceed the insured limits under applicable law. The Fund's deposits in money market funds are considered Level 1 securities within the fair value hierarchy. As of June 30, 2026 and December 31, 2025, there was $362,278 and $114,267, respectively, of cash denominated in foreign currencies included within "cash and cash equivalents" on the Consolidated Statement of Assets and Liabilities.
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
Revenue from contracts with customers includes fee income (underwriting and arranger fees). The Fund earns underwriting and arranger fees in securities offerings in which the Fund acts as an underwriter or arranger, such as initial public offerings, follow-on equity offerings, debt offerings, and convertible securities offerings. Fee revenue relating to underwriting and arranger commitments is recorded at the point in time when all significant items relating to the underwriting or arranger process has been completed and the amount of the underwriting or arranger revenue has been determined. This generally is the point at which all of the following have occurred: (i) the issuer’s registration statement has become effective with the SEC or the other offering documents are finalized; (ii) the Fund has made a firm commitment for the purchase of securities from the issuer; (iii) the Fund has been informed of the number of securities that it has been allotted; and (iv) the issuer obtains control and benefits of the offering; which generally occurs on trade date. The Fund, or its affiliates, may receive fees for capital structuring services. These fees are generally non-recurring and are recognized as fee income by the Fund on the investment closing date. The following table presents revenues from contracts with customers disaggregated by fee type:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	For the period January 22, 2025 (Commencement of Operations) through June 30 2025
Fee income	$97,704	$—	$135,821	$—
Total revenue from contracts with customers	$97,704	$—	$135,821	$—
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
Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of both June 30, 2026 and December 31, 2025, no investments were on non-accrual status.
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. During the three and six months ended June 30, 2026, the Fund earned dividend income of $55,565 and $109,903, respectively, that was included on the Consolidated Statements of Operations as dividend income. For the three months ended June 30, 2025 and for the period from the Commencement of Operations through June 30, 2025, the Fund did not earn any dividend income.
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
The Fund records realized gains and losses resulting from transactions in foreign currency on the Consolidated Statements of Operations. During the three and six months ended June 30, 2026, the Fund recorded $45,898 and $23,330 of net realized gains on foreign currency transactions, respectively. For the three months ended June 30, 2025 and for the period from the Commencement of Operations through June 30, 2025, the Fund did not record any realized gains and losses on foreign currency transactions.
Fluctuations arising from the translation of foreign currency borrowings are included with the net change in unrealized appreciation (depreciation) from translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations. During the three and six months ended June 30, 2026, the Fund recorded a net change of $377,643 and $497,475 in unrealized appreciation on the translation of assets and liabilities in foreign currencies, respectively. For the three months ended June 30, 2025 and for the period from the Commencement of Operations through June 30, 2025, the Fund did not record any unrealized appreciation or depreciation on the translation of assets and liabilities in foreign currency.
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
The Fund evaluates tax positions taken or expected to be taken while preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain income tax positions from Commencement of Operations through June 30, 2026. As of June 30, 2026 and December 31, 2025, the tax cost of the Fund's investments approximates its amortized cost.
Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments
The Fund measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. During the three and six months ended June 30, 2026 , the Fund recorded $263,023 and $187,362 of net realized gains on investments, respectively. For three months ended June 30, 2025 and for the period from the Commencement of Operations through June 30, 2025, the Fund recorded $110,460 and $138,668 of net realized gains on investments, respectively. During the three and six months ended June 30, 2026, the Fund recorded $2,424,197 and $5,820,620 of net unrealized depreciation on investments, respectively. For three months ended June 30, 2025 and for the period from the Commencement of Operations through June 30, 2025, the Fund recorded $64,634 of net unrealized appreciation on investments and $245,400 of net unrealized depreciation on investments, respectively.
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
Consolidation
As provided under Regulation S-X and ASC Topic 946 - Financial Services - Investment Companies, the Fund will generally not consolidate its investment in a company other than a wholly-owned investment company or controlled operating company whose business consists of providing services to the Fund. Accordingly, the Fund consolidates the accounts of the Fund’s SPVs and any additional wholly-owned subsidiaries in its consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.
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
For the three and six months ended June 30, 2026, the Fund incurred Management Fees of $688,171 and $1,272,458, respectively. For the three months ended June 30, 2025 and for the period from the Commencement of Operations through June 30, 2025, the Fund incurred Management Fees of $239,381 and $373,496, respectively. As of June 30, 2026 and December 31, 2025, the Fund recorded Management Fees payable of $242,854 and $144,988, respectively.
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
For the three and six months ended June 30, 2026, the Fund incurred investment income-based incentive fees of $766,330 and $1,212,020, respectively. For the three months ended June 30, 2025 and for the period from the Commencement of Operations through June 30, 2025, the Fund did not incur any investment income-based incentive fees. As of June 30, 2026, the Fund recorded investment income-based incentive fees payable of $766,330. The Fund did not record any income-based incentive fee payable as of December 31, 2025.
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
For the three and six months ended June 30, 2026, the Fund did not accrue any Capital Gains Incentive Fees. For the three months ended June 30, 2025 and for the period from the Commencement of Operations through June 30, 2025, the Fund did not accrue any Capital Gains Incentive Fees.
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
For the three and six months ended June 30, 2026, the Fund incurred $221,114 and $459,547, respectively, of administrative overhead expenses that were included on the Consolidated Statements of Operations as professional fees. For the three months ended June 30, 2025 and for the period from the Commencement of Operations through June 30, 2025, the Fund incurred $161,385 and $299,047, respectively, of administrative overhead expenses that were included on the Consolidated Statements of Operations as professional fees. As of June 30, 2026 and December 31, 2025, $221,114 and $449,359, respectively, of administrative overhead expenses remained payable and were included on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses. For the three and six months ended June 30, 2026 and for the period from the Commencement of Operations through June 30, 2025, the Administrator did not waive any charges that were eligible for reimbursement under the terms of the Administration Agreement.
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
For the three and six months ended June 30, 2026, the Fund incurred expenses for services provided by the Sub-Administrator of $119,597 and $224,528, respectively, that were included on the Consolidated Statements of Operations as professional fees. For the three months ended June 30, 2025 and for the period from the Commencement of Operations through June 30, 2025, the Fund incurred expenses for services provided by the Sub-Administrator of $68,750 and $137,500, respectively, that were included on the Consolidated Statements of Operations as professional fees. As of June 30, 2026 and December 31, 2025, $204,528 and $144,718, respectively, remained payable and were included on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses.
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
For the three and six months ended June 30, 2026, the Fund incurred expenses for services provided by the Custodian of $156,985 and $145,980, respectively, that were included on the Consolidated Statements of Operations as professional fees. For the three months ended June 30, 2025 and for the period from the Commencement of Operations through June 30, 2025, the Fund incurred expenses for services provided by the Custodian of $38,873 and $77,745, respectively, that were included on the Consolidated Statements of Operations as professional fees. As of June 30, 2026 and December 31, 2025, $151,985 and $59,788, respectively, remained payable and were included on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses.
Transfer Agent Fees
The Fund has entered into a transfer agent servicing agreement with U.S. Bank Global Fund Services (in such capacity, the “Transfer Agent”). For the three and six months ended June 30, 2026, the Fund incurred expenses for services provided by the Transfer Agent of $26,013 and $54,042, respectively, that were included on the Consolidated Statements of Operations as professional fees. For the three months ended June 30, 2025 and for the period from the Commencement of Operations through June 30, 2025, the Fund incurred expenses for services provided by the Transfer Agent of $25,000 and $50,000, respectively, that were included on the Consolidated Statements of Operations as professional fees. As of June 30, 2026 and December 31, 2025, $34,771 and $23,996, respectively, remained payable and were included on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses.
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
For the three and six months ended June 30, 2026, the Adviser provided expense support of $869,453 and $1,089,803, respectively, which were included in the Consolidated Statements of Operations as expense support reimbursement. For the three months ended June 30, 2025 and for the period from the Commencement of Operations through June 30, 2025, the Adviser provided expense support of $670,761 and $1,456,522, respectively, which were included on the Consolidated Statements of Operations as expense support reimbursement. For the three and six months ended June 30, 2026, and for the period from the Commencement of Operations through June 30, 2025, the Fund did not make any reimbursement payments to the Adviser. As of June 30, 2026 and December 31, 2025, $368,770 and $451,691, respectively, remained receivable and were included on the Consolidated Statements of Assets and Liabilities as expense support receivable.
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
For the three and six months ended June 30, 2026, the Fund incurred offering costs of $10,096 and $57,694, respectively. For the three months ended June 30, 2025 and for the period from the Commencement of Operations through June 30, 2025, the Fund incurred offering costs of $159,750 and $279,139, respectively. As of both June 30, 2026 and December 31, 2025, there was no balance payable on the Consolidated Statements of Assets and Liabilities for offering costs payable.
Note 5.     Commitments and Contingencies
Litigation and Regulatory Matters
From time to time, the Fund may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Fund’s rights under contracts with the Fund’s portfolio companies. The Fund and the Adviser are not currently a party to any material legal proceedings.

Unfunded Portfolio Company Commitments
From time to time, the Fund may enter into commitments to fund investments. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. As of June 30, 2026, and December 31, 2025, the Fund had the following unfunded portfolio company commitments at par under loan and financing agreements:

Portfolio Company	Type of Investment	June 30, 2026	December 31, 2025
Accordion Partners LLC	First Lien Revolving Loan	$1,301,891	$1,301,891
Accuserve Solutions, Inc.	First Lien Revolving Loan	173,011	298,295
Action Behavior Centers Therapy LLC	First Lien Delayed Draw Term Loan	721,101	913,482
Action Behavior Centers Therapy LLC	First Lien Revolving Loan	714,286	714,286
AKAM Buyer, Inc.	First Lien Delayed Draw Term Loan	4,882,355	—
AKAM Buyer, Inc.	First Lien Revolving Loan	1,865,957	—
Alkeme Intermediary Holdings, LLC	First Lien Delayed Draw Term Loan	2,455,709	—
AmeriLife Holdings LLC	First Lien Delayed Draw Term Loan	1,210,411	1,474,911
AmeriLife Holdings LLC	First Lien Delayed Draw Term Loan	—	107,544
AmeriLife Holdings LLC	First Lien Revolving Loan	1,022,147	1,135,718
Aprio Advisory Group, LLC	First Lien Delayed Draw Term Loan	—	4,298,459
Aprio Advisory Group, LLC	First Lien Delayed Draw Term Loan	10,374,490	11,123,263
Archduke Buyer, Inc.	First Lien Revolving Loan	404,341	404,341
Arden Insurance Services LLC	First Lien Revolving Loan	104,634	332,927
Ares Global Structured Solutions Rated Notes Feeder LLC	Unsecured Note	879,977	-
Ares Global Structured Solutions Rated Notes Feeder LLC	Preferred Equity	1,662,589	-
ARMStrong Receivable Management	First Lien Delayed Draw Term Loan	—	172,163
ARMStrong Receivable Management	First Lien Delayed Draw Term Loan	—	128,771
ARMStrong Receivable Management	First Lien Revolving Loan	130,587	130,587
Babylon Buyer, Inc.	First Lien Revolving Loan	145,914	145,914
Baker Tilly Advisory Group, LP	First Lien Delayed Draw Term Loan	—	1,721,374
Baker Tilly Advisory Group, LP	First Lien Revolving Loan	387,324	387,324
Baker Tilly Advisory Group, LP	First Lien Revolving Loan	781,349	781,349
Beacon Global Strategies LLC	First Lien Delayed Draw Term Loan	2,621,797	—
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	3,882,702	5,812,428
Bellwether Buyer, L.L.C.	First Lien Delayed Draw Term Loan	2,590,361	3,012,048
Bellwether Buyer, L.L.C.	First Lien Revolving Loan	1,204,819	1,204,819
Belmont Buyer, Inc.	First Lien Revolving Loan	463,663	632,267
Cerity Partners Equity Holding LLC	First Lien Delayed Draw Term Loan	12,585,187	12,585,187
Cerity Partners Equity Holding LLC	First Lien Revolving Loan	615,839	994,817
Chartis Group, LLC	First Lien Delayed Draw Term Loan	395,105	437,063
Chartis Group, LLC	First Lien Revolving Loan	262,238	262,238
Cherry Bekaert Advisory LLC	First Lien Delayed Draw Term Loan	—	1,009,017
Cliffwater LLC	First Lien Revolving Loan	1,545,462	1,545,462
Coller Evergreen CFO I Equity Holdings Feeder B, L.P.	Preferred Equity	3,969,978	—

Portfolio Company	Type of Investment	June 30, 2026	December 31, 2025
Coller Evergreen CFO I, L.P.	Unsecured Note	3,220,093	—
Coller Private Equity Backed Notes & Loans II-A L.P.	Unsecured Note	1,654,013	2,221,661
Conservice Midco, LLC	First Lien Revolving Loan	619,472	—
Continental Buyer, Inc.	First Lien Delayed Draw Term Loan	805,287	1,150,410
Continental Buyer, Inc.	First Lien Revolving Loan	3,494,584	3,494,584
Diligent Corporation	First Lien Delayed Draw Term Loan	—	1,570,022
Diligent Corporation	First Lien Revolving Loan	229,547	290,254
Equinox Buyer, LLC	First Lien Revolving Loan	1,483,586	1,483,586
Fetch, Inc	First Lien Delayed Draw Term Loan	4,343,515	—
Fetch, Inc	First Lien Revolving Loan	2,756,468	—
Flexera Software LLC	First Lien Revolving Loan	456,525	456,525
Flow Traders Holding, LLC	First Lien Revolving Loan	2,845,367	5,335,063
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	435,569	—
Foundation Risk Partners, Corp.	First Lien Revolving Loan	650,871	674,442
Fullsteam Operations LLC	First Lien Delayed Draw Term Loan	3,437,500	3,437,500
Fullsteam Operations LLC	First Lien Revolving Loan	843,750	1,250,000
Galway Borrower LLC	First Lien Delayed Draw Term Loan	—	1,715,736
Galway Borrower LLC	First Lien Delayed Draw Term Loan	2,358,856	—
Galway Borrower LLC	First Lien Revolving Loan	412,157	498,262
GC Waves Holdings, Inc.	First Lien Delayed Draw Term Loan	5,850,054	8,669,115
GovDelivery Holdings, LLC	First Lien Revolving Loan	353,070	383,772
GS Acquisitionco, Inc.	First Lien Delayed Draw Term Loan	5,000,000	5,000,000
HBWM Intermediate II, LLC	First Lien Delayed Draw Term Loan	3,134,163	—
HBWM Intermediate II, LLC	First Lien Revolving Loan	264,107	245,465
Headlands Buyer, Inc.	First Lien Delayed Draw Term Loan	4,423,818	4,423,818
Headlands Buyer, Inc.	First Lien Revolving Loan	1,978,605	2,164,099
Heights Buyer, LLC	First Lien Delayed Draw Term Loan	1,619,142	1,619,142
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	1,487,779	1,487,779
Kona Buyer, LLC	First Lien Revolving Loan	147,504	165,205
KRIV Acquisition Inc.	First Lien Delayed Draw Term Loan	1,752,245	4,656,023
KRIV Acquisition Inc.	First Lien Delayed Draw Term Loan	985,662	2,619,077
KRIV Acquisition Inc.	First Lien Revolving Loan	714,594	1,097,413
LendDirect Trust	Second Lien Revolving Loan	1,681,188	—
London Buyer, LLC	First Lien Delayed Draw Term Loan	831,742	—
London Buyer, LLC	First Lien Revolving Loan	1,297,590	—
Low Voltage Holdings Inc.	First Lien Delayed Draw Term Loan	273,848	369,850
Low Voltage Holdings Inc.	First Lien Revolving Loan	249,203	284,803
MacKay Sposito, LLC	First Lien Delayed Draw Term Loan	7,419,307	—
MacKay Sposito, LLC	First Lien Revolving Loan	883,388	—
MAI Capital Management Intermediate LLC	First Lien Delayed Draw Term Loan	1,501,947	2,099,370
MAI Capital Management Intermediate LLC	First Lien Delayed Draw Term Loan	8,690,470	—
MAI Capital Management Intermediate LLC	First Lien Revolving Loan	1,281,671	871,245
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	—	1,333,333
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	1,189,162	—

Portfolio Company	Type of Investment	June 30, 2026	December 31, 2025
MB2 Dental Solutions, LLC	First Lien Revolving Loan	472,222	455,556
MedX Holdings, LLC	First Lien Delayed Draw Term Loan	3,245,075	3,097,727
MedX Holdings, LLC	First Lien Revolving Loan	1,525,253	1,454,545
More Cowbell II, LLC	First Lien Delayed Draw Term Loan	872,218	872,218
More Cowbell II, LLC	First Lien Revolving Loan	1,792,850	1,792,850
MRI Software LLC	First Lien Delayed Draw Term Loan	3,361,722	6,623,094
MRI Software LLC	First Lien Revolving Loan	869,710	927,691
OneSource Virtual, Inc.	First Lien Revolving Loan	984,544	—
oneZero Financial Systems, LLC	First Lien Delayed Draw Term Loan	906,490	1,003,846
oneZero Financial Systems, LLC	First Lien Revolving Loan	1,081,731	1,081,731
PAS Parent Inc.	First Lien Delayed Draw Term Loan	4,165,937	4,165,937
PAS Parent Inc.	First Lien Revolving Loan	375,000	375,000
Petra Borrower, LLC	First Lien Revolving Loan	468,909	669,870
Portage Point Partners, LLC	First Lien Revolving Loan	618,421	—
Propio LS, LLC	First Lien Revolving Loan	70,921	51,579
RCP Nats Purchaser, LLC	First Lien Delayed Draw Term Loan	895,522	2,238,806
RCP Nats Purchaser, LLC	First Lien Revolving Loan	1,567,164	1,567,164
Redwood Purchaser, Inc.	First Lien Delayed Draw Term Loan	3,676,921	3,676,921
Redwood Purchaser, Inc.	First Lien Revolving Loan	1,731,875	1,385,500
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	15,550,385	—
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	—	563,907
Redwood Trust, Inc.	First Lien Revolving Loan	626,935	—
Saab Purchaser, Inc.	First Lien Delayed Draw Term Loan	3,452,695	3,452,695
Saab Purchaser, Inc.	First Lien Revolving Loan	479,520	479,520
SAM Holding Company, Inc.	First Lien Delayed Draw Term Loan	3,334,337	—
SAM Holding Company, Inc.	First Lien Delayed Draw Term Loan	833,584	—
Skywalker Purchaser, LLC	First Lien Delayed Draw Term Loan	—	985,654
Skywalker Purchaser, LLC	First Lien Delayed Draw Term Loan	—	877,790
Southpaw AP Buyer, LLC	First Lien Delayed Draw Term Loan	19,861	19,861
Southpaw AP Buyer, LLC	First Lien Revolving Loan	174,236	174,236
SPV CA IX, LLC	Common Equity	4,587,963	6,240,741
SRS Acquiom Holdings LLC	First Lien Revolving Loan	982,399	—
Stepping Stones Healthcare Services, LLC	First Lien Delayed Draw Term Loan	2,452,802	—
Stepping Stones Healthcare Services, LLC	First Lien Revolving Loan	1,319,302	—
TA/WEG Holdings, LLC	First Lien Delayed Draw Term Loan	1,039,052	4,305,786
TA/WEG Holdings, LLC	First Lien Revolving Loan	833,266	833,266
THG Acquisition, LLC	First Lien Delayed Draw Term Loan	645,465	1,776,014
THG Acquisition, LLC	First Lien Revolving Loan	945,107	1,088,306
Titan Home Improvement, LLC	First Lien Delayed Draw Term Loan	—	488,372
Titan Home Improvement, LLC	First Lien Revolving Loan	406,977	406,977
TRAK Purchaser, Inc.	First Lien Revolving Loan	652,939	652,939
Trintech, Inc.	First Lien Delayed Draw Term Loan	1,353,558	—
Trintech, Inc.	First Lien Revolving Loan	1,131,390	—
True Talent Advisory Borrower LLC	First Lien Delayed Draw Term Loan	3,647,521	—
True Talent Advisory Borrower LLC	First Lien Revolving Loan	2,096,752	—

Portfolio Company	Type of Investment	June 30, 2026	December 31, 2025
Wasteology Group Transportation, LLC	First Lien Delayed Draw Term Loan	7,017,940	7,017,940
Wasteology Group Transportation, LLC	First Lien Revolving Loan	2,171,631	2,171,631
Wharf Street Ratings Acquisition LLC	First Lien Delayed Draw Term Loan	2,489,787	2,489,787
Wharf Street Ratings Acquisition LLC	First Lien Revolving Loan	2,548,610	2,548,610
World Insurance Associates, LLC	First Lien Delayed Draw Term Loan	1,265,600	1,753,600
World Insurance Associates, LLC	First Lien Revolving Loan	216,216	216,216
Total Par		$233,370,958	$184,119,382
The unrealized appreciation or depreciation associated with unfunded portfolio company commitments is recorded on the consolidated financial statements and reflected as an adjustment to the valuation of the related security on the Consolidated Schedule of Investments as of both June 30, 2026 and December 31, 2025. The par amount of the unfunded portfolio company commitments is not recognized by the Fund until the commitment is funded.
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
Note 6.     Borrowings
In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 200% (or 150% if certain conditions are met) after such borrowing. On September 30, 2024, the Adviser, as sole shareholder of the Fund, approved a proposal that, effective October 1, 2024, permits the Fund to reduce its asset coverage ratio to 150%. As of June 30, 2026 and December 31, 2025, the Fund’s asset coverage ratios were 189% and 182%, respectively. For the three months ended June 30, 2026, the weighted average borrowing and interest rate on the Fund's floating rate credit facility was $412,030,530 and 5.9%, compared to $171,777,363 and 6.6% for the three months ended June 30, 2025. For the six months ended June 30, 2026, the weighted average borrowing and interest rate on the Fund's floating rate credit facility was $383,970,280 and 5.9% compared to $156,861,887 and 6.6% for the period from the Commencement of Operations through June 30, 2025.

The following tables show the Fund’s outstanding debt as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Aggregate Principal Committed	Outstanding Principal	Amount Available (1)	Net Carrying Value(2)(3)
Credit Facility	$500,000,000	$443,083,759	$56,916,241	$438,540,228
Truist Facility	200,000,000	—	200,000,000	(2,270,064)
Total	$700,000,000	$443,083,759	$256,916,241	$436,270,164

	December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Amount Available (1)	Net Carrying Value(2)(3)
Credit Facility	$500,000,000	$343,426,395	$156,573,605	$340,608,437
Total	$500,000,000	$343,426,395	$156,573,605	$340,608,437
(1)The amount available may be subject to limitations related to the borrowing base under each of the Credit Facility and the Truist Facility, outstanding letters of credit issued and asset coverage requirements.
(2)As of June 30, 2026 and December 31, 2025, all of the Fund's outstanding debt was categorized as Level 3 within the fair value hierarchy.
(3)As of June 30, 2026 and December 31, 2025, the Fund recorded an unrealized loss on borrowings denominated in foreign currency of $491,067 and an unrealized gain on borrowings denominated in foreign currency of $16,120, respectively.
Credit Facility
On January 22, 2025, SPV I entered into a senior secured credit facility (the “Credit Facility”) with JPMorgan Chase Bank, National Association (“JPM”). JPM serves as administrative agent, The Bank of New York Mellon Trust Company, National Association, serves as collateral agent, securities intermediary and collateral administrator, and the Adviser, serves as portfolio manager under the Credit Facility.
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
Advances under the Credit Facility bear interest at a per annum rate equal to: (a) in the case of Advances denominated in a Permitted Non-USD Currency, the applicable Reference Rate and (b) in the case of Advances denominated in USD, the Term SOFR Rate plus an applicable margin of 2.20% per annum. For any day on which the aggregate principal amount of the outstanding Advances is less than the applicable Minimum Funding Amount, then SPV I shall owe the Lenders interest on the amount of such difference at a per annum rate equal to the Applicable Margin set forth on the Transaction Schedule minus the per annum rate payable in respect of unused commitment fees.
SPV I paid and will pay, as applicable, an unused commitment fee (a) with respect to the Effective Date Financing Commitment (as defined herein) of (i) initially, to but excluding April 22, 2025, 0.35% per annum, (ii) from April 22, 2025 to, but excluding October 22, 2025, 0.50% per annum, and (iii) from October 22, 2025 and thereafter, 0.60% per annum, on the average daily unused facility amount of each lender with respect to each tranche during the period from and including the date of the Credit Facility to but excluding the last day of January 22, 2029; and (b) with respect to the Scheduled Financing Commitment, (i) until the day that is three (3) months after the Scheduled Financing Commitment Increase Date, 0.35% per annum, (ii) for the period from the date described in the foregoing clause (i) to, but excluding, the date that is nine (9) months after such Scheduled Financing Commitment Increase Date, 0.50% per annum and (iii) thereafter, 0.60% per annum.
SPV I’s obligations to the lenders under the Credit Facility are secured by, inter alia, (a) all of SPV I’s portfolio investments, and accounts for receiving payments in respect of SPV I’s portfolio investments, (b) the uncalled capital commitments of SPV I's sole member, the Fund, and related capital call rights and accounts of SPV I, and (c) SPV I’s right, title and interest in the Fund Collateral. The “Fund Collateral” consists of (a) the uncalled capital commitments of the Fund’s investors and related capital call rights and accounts of the Fund, and (b) the Fund’s right, title and interest in the Feeder Collateral. The “Feeder Collateral” consists of (a) the uncalled capital commitments of the Feeder Fund’s (as defined below) investors, the related capital call rights and accounts of Stone Point Credit Income Feeder Fund, L.P., a Cayman Islands exempted limited partnership (the “Feeder Fund”), and (b) the related capital call rights of the Feeder Fund’s general partner, Stone Point Credit Corporation Feeder GP, L.P., a Cayman Islands exempted limited partnership. The obligations of SPV I under the Credit Facility are non-recourse to the Fund, and the Fund’s exposure under the Credit Facility is limited to the Fund’s uncalled capital commitments to SPV I and the Fund Collateral.
In connection with the Credit Facility, SPV I has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Credit Facility contains customary events of default for similar financing transactions, including if a change of control of SPV I occurs. Upon the occurrence and during the continuation of an event of default, JPM may declare the outstanding advances and all other obligations under the Credit Facility immediately due and payable.
As of each of June 30, 2026 and December 31, 2025, the carrying amount of the Fund’s borrowings under the Credit Facility approximated its fair value. As of June 30, 2026 and December 31, 2025, unamortized financing costs of $4,543,531 and $2,817,958, respectively, were being deferred and amortized over the remaining term of the Credit Facility. As of June 30, 2026 and December 31, 2025, the Credit Facility had an outstanding principal balance of $443,083,759 and $343,426,395, respectively. As of June 30, 2026 and December 31, 2025, the Credit Facility is presented on the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance totaling $438,540,228 and $340,608,437, respectively.
The following table shows additional information about the interest and financing costs related to the Credit Facility for the three and six months ended June 30, 2026 and for three months ended June 30, 2025 and for the period from the Commencement of Operations through June 30, 2025:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	For the period January 22, 2025 (Commencement of Operations) through June 30, 2025
Interest expense related to the Credit Facility	$6,216,729	$2,918,161	$11,629,783	$4,698,102
Financing expenses related to the Credit Facility	618,360	171,030	789,376	300,279
Total interest and financing expenses related to the Credit Facility	$6,835,089	$3,089,191	$12,419,159	$4,998,381
Truist Facility
On June 1, 2026, SPV II entered into a revolving credit and security agreement (the “Truist Credit Agreement”), by and among SPV II, as the borrower, Truist Bank, as administrative agent and swingline lender, Truist Securities, Inc., as lead arranger, the Adviser, as collateral manager, The Bank of New York Mellon Trust Company, National Association, as collateral agent and collateral administrator, and the lenders from time to time parties thereto (the "Truist Facility"). Capitalized terms used but not defined herein shall have the meanings ascribed to them in the Truist Credit Agreement.
From time to time, the Fund expects to sell and contribute certain investments to SPV II pursuant to a Purchase and Contribution Agreement, dated as of June 1, 2026, by and between the Fund and SPV II. The maximum principal amount of the Truist Facility as of June 1, 2026, is $200,000,000, which can be drawn in multiple currencies subject to certain conditions; the availability of this amount is subject to a borrowing base, which is determined on the basis of the value and types of assets held by SPV II from time to time, and satisfaction of certain conditions, including certain concentration limits. The Truist Facility contains an accordion feature that permits an increase to the maximum principal amount up to $750,000,000.

The Truist Facility will terminate on the earlier of May 31, 2030 and the occurrence of a Trigger Event. Unless otherwise terminated, the Truist Facility will mature on May 31, 2031, at which point all amounts outstanding must be repaid.
Amounts drawn under the Truist Facility will bear interest, depending on the advance type, at the applicable benchmark rate (which, for U.S. dollar advances, is three-month Term SOFR), in each case, plus an applicable margin of 1.90% per annum, which applicable margin will increase by 0.125% per annum after the end of the revolving period. The Truist Credit Agreement contains customary covenants and customary events of default. The Truist Credit Agreement is secured by a security interest in the assets of SPV II and on any payments received by SPV II in respect of such assets. Assets pledged to the lenders under the Truist Facility will not be available to pay the debts of the Fund.
As of June 30, 2026, the carrying amount of the Fund’s borrowings under the Truist Facility approximated its fair value. As of June 30, 2026, unamortized financing costs of $2,270,064 were being deferred and amortized over the remaining term of the Truist Facility. As of June 30, 2026, the Truist Facility did not have an outstanding principal balance. As of June 30, 2026, the Truist Facility unamortized financing costs of $2,270,064 are presented as prepaid expenses and other assets on the Consolidated Statements of Assets and Liabilities.
The following table shows additional information about the interest and financing costs related to the Truist Facility for the three and six months ended June 30, 2026:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Interest expense related to the Truist Facility	$-	$-
Financing expenses related to the Truist Facility	37,919	37,919
Total interest and financing expenses related to the Truist Facility	$37,919	$37,919
Note 7.     Net Assets
Issuance of Equity Securities
For the six months ended June 30, 2026, the Fund has completed the following issuances of common shares of beneficial interest, $0.001 par value per share (“Shares”):

Share Issuance Date	Number of Shares Issued (1)	Proceeds
June 1, 2026	1,545,598	$38,135,788
May 1, 2026	147,372	3,648,912
April 1, 2026	514,623	12,742,416
March 1, 2026	963,942	23,934,574
February 1, 2026	1,380,340	34,545,363
January 1, 2026	235,556	5,900,670
(1)A portion of total Shares issued included Shares issued to Shareholders participating in the Fund's DRIP.
For the period from Commencement of Operations through June 30, 2025, the Fund has completed the following issuances of Shares:

Share Issuance Date	Number of Shares Issued (1)	Proceeds
June 30, 2025	564,249	$14,139,285
June 1, 2025	313,784	7,858,974
May 1, 2025	608,121	15,212,518
April 2, 2025	36,630	916,869
March 31, 2025	852,090	21,328,576
March 1, 2025(1)	437,282	10,876,129
January 22, 2025	3,600,000	90,000,000
(1)A portion of total Shares issued included Shares issued to Shareholders participating in the Fund's DRIP.
All issuances of Shares are to be made at a price per Share at least equal to the net asset value per Share, with such calculation to be carried out consistent with the Fund’s Valuation Policy and procedures.The Fund had 15,964,280 Shares outstanding as of June 30, 2026.
Except with respect to Shares issued under the DRIP, sales of Shares were made pursuant to subscription agreements entered into by the Fund and its investors. Each of the sales of Shares is exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(a)(2) thereof and Regulation D thereunder. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase Shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of five business days’ prior notice to the funding date. As of June 30, 2026, the Fund received capital commitments totaling $1,167,602,883, of which, $776,606,946 remains unfunded. As of December 31, 2025, the Fund received capital commitments totaling $736,491,000, of which, $551,740,000 remains unfunded.
Distributions
The Fund declared the following distributions with a record date during the six months ended June 30, 2026:

Record Date	Payment Date	Distribution Rate per Share	Distributions Paid
June 30, 2026 (1)	July 22, 2026	$0.22	$3,512,708
May 31, 2026	June 22, 2026	$0.22	$3,172,676
April 30, 2026	May 20, 2026	$0.22	$3,140,254
March 31, 2026 (2)	April 20, 2026	$0.22	$3,028,392
February 28, 2026 (3)	March 23, 2026	$0.02	$256,029
February 28, 2026	March 23, 2026	$0.22	$2,816,325
January 31, 2026	February 20, 2026	$0.22	$2,512,650
(1)Shareholders of record were determined immediately prior to the close of business on June 30, 2026, prior to the effectiveness of the Fund's repurchase of Shares pursuant to the Share Repurchase Program.
(2)Shareholders of record were determined immediately prior to the close of business on March 31, 2026, prior to the effectiveness of the Fund's repurchase of Shares pursuant to the Share Repurchase Program.
(3)Represents a special cash distribution.
The Fund declared the following distributions with a record date during the period from Commencement of Operations through June 30, 2025:

Record Date	Payment Date	Distribution Rate per Share	Distributions Paid
June 30, 2025	July 21, 2025	$0.25	$1,461,986
May 31, 2025 (1)	June 20, 2025	$0.02	$110,683
May 31, 2025	June 20, 2025	$0.25	$1,383,541
April 30, 2025	May 21, 2025	$0.25	$1,231,510
March 31, 2025	April 21, 2025	$0.25	$1,009,331
February 28, 2025	March 21, 2025	$0.25	$900,010
Share Repurchase Program
The Fund has commenced a discretionary share repurchase program pursuant to which, in each quarter, the Fund may offer to repurchase a number of Shares as determined by the Board in its sole discretion. Any repurchase offers will be conducted in accordance with the requirements of Rule 13e-4 under the Securities Exchange Act of 1934 and the Investment Company Act of 1940. The Board may amend, suspend or terminate the repurchase program at any time, in its reasonable judgment, such action is deemed to be in the best interests of the Fund or its shareholders. All Shares repurchased by the Fund pursuant to the repurchase program will be retired and will thereafter be classified as authorized and unissued Shares.
The following table summarizes the share repurchases completed during the six months ended June 30, 2026:

Repurchase Request Deadline	Valuation Date	Amount Repurchased	Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased (1), (2)
March 17, 2026	March 31, 2026	$152,435	6,156	0.04%(1)
June 16, 2026	June 30, 2026	$63,368	2,574	0.02%(2)
(1)Percentage is based on total Shares outstanding as of March 31, 2026. All Shares validly tendered for repurchase and not withdrawn were accepted for repurchase and deemed effective as of close of business on the Valuation Date.
(2)Percentage is based on total Shares outstanding as of June 30, 2026. All Shares validly tendered for repurchase and not withdrawn were accepted for repurchase and deemed effective as of close of business on the Valuation Date.
Note 8.     Investments
The following table presents the composition of the Fund’s investment portfolio at cost and fair value as of June 30, 2026 and December 31, 2025.

	June 30, 2026			December 31, 2025
Investments	Amortized Cost	Fair Value	Percent of Total Portfolio at Fair Value	Amortized Cost	Fair Value	Percent of Total Portfolio at Fair Value
First Lien Loans	$708,999,976	$703,490,362	89.4%	$538,679,295	$537,572,790	89.9%
Second Lien Loans	28,910,073	28,610,562	3.6	24,460,213	24,615,597	4.1
Unsecured Notes	49,386,569	48,781,075	6.2	31,862,923	32,321,649	5.4
Preferred Equity	2,635,798	2,635,431	0.3	1,793,313	1,793,178	0.3
Common Equity	3,290,213	3,476,105	0.4	1,652,037	1,736,093	0.3
Total Investments	$793,222,629	$786,993,535	100.0%	$598,447,781	$598,039,307	100.0%

The geographic composition of investments based on fair value as of June 30, 2026 and December 31, 2025 was as follows:

	June 30, 2026	December 31, 2025
U.S.	92.6%	93.5%
Non-U.S.	7.4	6.5
Total	100.0%	100.0%
The industry composition of investments based on fair value as of June 30, 2026 and December 31, 2025 was as follows:

	June 30, 2026	December 31, 2025
Capital Markets	4.5%	5.9%
Consumer Finance	1.9	2.1
Diversified Consumer Services	0.3	0.4
Financial Services	18.7	21.1
Health Care Providers & Services	15.9	16.2
Health Care Technology	1.5	2.3
Insurance	18.4	17.3
IT Services	3.1	0.8
Professional Services	18.7	16.9
Real Estate Management & Development	6.2	5.2
Software	9.8	10.5
Technology Hardware, Storage & Peripherals	1.0	1.3
Total	100.0%	100.0%

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
The following table presents the fair value hierarchy as of June 30, 2026:

	Fair Value Hierarchy as of June 30, 2026
Description	Level 1	Level 2	Level 3	Total
First Lien Loans	$—	$51,961,620	$651,528,742	$703,490,362
Second Lien Loans	—	12,239,812	16,370,750	28,610,562
Unsecured Notes	—	10,372,133	38,408,942	48,781,075
Preferred Equity	—	—	2,635,431	2,635,431
Sub Total	$—	$74,573,565	$708,943,865	$783,517,430
Measured at NAV	—	—	—	3,476,105
Total	$—	$74,573,565	$708,943,865	$786,993,535
The following table presents the fair value hierarchy as of December 31, 2025:

	Fair Value Hierarchy as of December 31, 2025
Description	Level 1	Level 2	Level 3	Total
First Lien Loans	$—	$51,187,460	$486,385,330	$537,572,790
Second Lien Loans	—	13,480,597	11,135,000	24,615,597
Unsecured Notes	—	5,360,275	26,961,374	32,321,649
Preferred Equity	—	—	1,793,178	1,793,178
Sub Total	$—	$70,028,332	$526,274,882	$596,303,214
Measured at NAV	—	—	—	1,736,093
Total	$—	$70,028,332	$526,274,882	$598,039,307

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and six months ended June 30, 2026 and for the three months ended June 30, 2025 and for the period from the Commencement of Operations through June 30, 2025:

Three Months Ended June 30, 2026	First Lien Loans	Second Lien Loans	Unsecured Notes	Preferred Equity	Total
Fair value, beginning of period	$583,462,936	$15,757,212	$27,119,991	$1,830,903	$628,171,042
Purchases of investments, net	77,254,644	4,411,532	11,781,248	801,591	94,249,015
Proceeds from sales and principal payments, net	(8,862,074)	(3,954,833)	—	—	(12,816,907)
Realized gain (loss) on investments	—	(4,284)	—	—	(4,284)
Net change in unrealized appreciation/(depreciation)	(753,933)	143,574	(507,012)	2,937	(1,114,434)
Net accretion of discount and amortization of investments	427,169	17,549	14,715	—	459,433
Transfers into (out of) Level 3	—	—	—	—	—
Fair value, end of period	$651,528,742	$16,370,750	$38,408,942	$2,635,431	$708,943,865

Three Months Ended June 30, 2025	First Lien Loans	Second Lien Loans	Unsecured Notes	Preferred Equity	Total
Fair value, beginning of period	$233,301,410	$—	$11,411,302	$—	$244,712,712
Purchases of investments, net	68,595,153	—	—	—	68,595,153
Proceeds from sales and principal payments, net	(1,749,656)	—	—	—	(1,749,656)
Realized gain (loss) on investments	—	—	—	—	—
Net change in unrealized appreciation/(depreciation)	249,580	—	(236,752)	—	12,828
Net accretion of discount and amortization of investments	123,636	—	1,145	—	124,781
Transfers into (out of) Level 3	—	—	—	—	—
Fair value, end of period	$300,520,123	$—	$11,175,695	$—	$311,695,818

Six Months Ended June 30, 2026	First Lien Loans	Second Lien Loans	Unsecured Notes	Preferred Equity	Total
Fair value, beginning of period	$486,385,330	$11,135,000	$26,961,374	$1,793,178	$526,274,882
Purchases of investments, net	185,667,683	9,304,213	11,910,332	842,486	207,724,714
Proceeds from sales and principal payments, net	(19,495,177)	(3,892,149)	—	—	(23,387,326)
Realized gain (loss) on investments	—	(4,284)	—	—	(4,284)
Net change in unrealized appreciation/(depreciation)	(1,733,907)	(193,538)	(484,194)	(233)	(2,411,872)
Net accretion of discount and amortization of investments	704,813	21,508	21,430	—	747,751
Transfers into (out of) Level 3	—	—	—	—	—
Fair value, end of period	$651,528,742	$16,370,750	$38,408,942	$2,635,431	$708,943,865

For the period January 22, 2025 (Commencement of Operations) through June 30, 2025	First Lien Loans	Second Lien Loans	Unsecured Notes	Preferred Equity	Total
Fair value, beginning of period	$—	$—	$—	$—	$—
Purchases of investments, net	307,408,405	—	11,411,303	—	318,819,708
Proceeds from sales and principal payments, net	(7,046,649)	—	—	—	(7,046,649)
Realized gain (loss) on investments	27,231	—	—	—	27,231
Net change in unrealized appreciation/(depreciation)	(181,567)	—	(236,802)	—	(418,369)
Net accretion of discount and amortization of investments	312,703	—	1,194	—	313,897
Transfers into (out of) Level 3	—	—	—	—	—
Fair value, end of period	$300,520,123	$—	$11,175,695	$—	$311,695,818
During the three and six months ended June 30, 2026, there were no transfers in or out of Level 3. For the three months ended June 30, 2025 and for the period from the Commencement of Operations through June 30, 2025, there were no transfers in or out of Level 3.
The following table presents the net change in unrealized appreciation (depreciation) for the Level 3 investments that were still held at the three and six months ended June 30, 2026 and for the three months ended June 30, 2025 and for the period from the Commencement of Operations through June 30, 2025:

Net Change in Unrealized Appreciation (Depreciation)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	For the period January 22, 2025 (Commencement of Operations) through June 30, 2025
First Lien Loans	$(753,933)	$249,580	$(1,733,907)	$(181,567)
Second Lien Loans	143,574	—	(193,538)	—
Unsecured Notes	(507,012)	(236,752)	(484,194)	(236,802)
Preferred Equity	2,937	—	(233)	—
Total	$(1,114,434)	$12,828	$(2,411,872)	$(418,369)

The following table presents quantitative information about the significant unobservable inputs of the Fund’s Level 3 investments as of June 30, 2026. The table is not intended to be all-inclusive, but instead captures the significant unobservable inputs relevant to the Adviser’s determination of fair value.

	June 30, 2026
Type of Investment	Fair Value	Valuation technique	Unobservable input	Range (weighted average)
First Lien Loans	492,457,427	Discounted Cash Flow	Discount Rate	8.1% - 15.4% (9.6%)
First Lien Loans	159,071,315	Market Transaction	Market Transaction	98.1% - 100.0% (99.2%)
Second Lien Loans	11,938,091	Discounted Cash Flow	Discount Rate	10.4% - 12.8% (11.2%)
Second Lien Loans	4,432,659	Market Transaction	Market Transaction	99.5% - 99.5% (99.5%)
Unsecured Notes	27,598,600	Discounted Cash Flow	Discount Rate	6.6% - 15.5% (10.7%)
Unsecured Notes	10,810,342	Market Transaction	Market Transaction	98.0% - 100.0% (98.2%)
Preferred Equity	1,875,761	Discounted Cash Flow	Discount Rate	13.1% - 14.2% (13.6%)
Preferred Equity	759,670	Market Transaction	Market Transaction	100.0% - 100.0% (100.0%)
Total	708,943,865
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
Note 10. Earnings Per Share
In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic and diluted net increase in net assets resulting from operations per share is computed by dividing the net increase in net assets resulting from operations by the weighted average number of Shares outstanding during the period. The methodology for the weighted average number of Shares outstanding during the period utilizes the weighted average number of Shares from the beginning of the period through the end of the period. Other potentially dilutive Shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. For the three and six months ended June 30, 2026 and for the period from the Commencement of Operations through June 30, 2025, there were no dilutive Shares.

The following table sets forth the computation of basic and diluted earnings per share of the Shares for the three and six months ended June 30, 2026 and for the three months ended June 30, 2025 and for the period from the Commencement of Operations through June 30, 2025:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	For the period January 22, 2025 (Commencement of Operations) through June 30, 2025
Net increase in net assets resulting from operations	$7,713,767	$4,354,365	$12,589,375	$6,444,271
Weighted average shares outstanding—basic and diluted	14,882,181	5,442,927	13,776,226	4,188,496
Basic and diluted net increase in net assets resulting from operations per Share	$0.52	$0.80	$0.91	$1.54
Note 11. Financial Highlights
The following per Share data has been derived from information provided on the consolidated financial statements. The following is a schedule of financial highlights for the six months ended June 30, 2026 and for the period from the Commencement of Operations through June 30, 2025:

Per Share operating performance:	Six Months Ended June 30, 2026	For the period January 22, 2025 (Commencement of Operations) through June 30 2025
Net asset value, beginning of year/period	$25.05	$25.00
Results of operations:
Net investment income[1]	1.28	1.56
Net realized gains (losses) and unrealized appreciation (depreciation)[2]	(0.37)	(0.23)
Net increase (decrease) in net assets resulting from operations	0.91	1.33
	-
Distribution to Common Shareholders	-
Distribution from earnings	(1.34)	(1.27)
Net decrease in net assets resulting from distributions	(1.34)	(1.27)
Net asset value, end of year/period	$24.62	$25.06

Shares outstanding, end of year/period	15,964,280	6,412,196
Ratio/Supplemental data:
Net assets, end of year/period	$393,040,880	$160,680,561
Weighted average Shares outstanding	13,776,226	4,188,496
Total return[3]	3.7%	5.4%
Portfolio turnover	6.1%	3.6%
Ratio of net expenses to net assets[4]	9.9%	12.0%
Ratio of net investment income to net assets[4]	11.0%	14.0%
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
4     The ratios reflect an annualized amount. For the six months ended June 30, 2026 and for the period from the Commencement of Operations through June 30, 2025, the ratio of total Operating Expenses to average net assets was 10.5% and 15.1%, respectively, on an annualized basis, excluding the effect of the expense support. For the six months ended June 30, 2026 and for the period from the Commencement of Operations through June 30, 2025, the ratio of net investment income to average net assets was 10.3% and 10.9%, respectively, on an annualized basis, excluding the effect of the expense support.

Note 12. Subsequent Events
Management has evaluated subsequent events and transactions for potential recognition and/or disclosure through the date the consolidated financial statements were issued. Except as set forth below, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized on the consolidated financial statements as of and for the three and six months ended June 30, 2026.
Issuance of Equity Securities
On July 1, 2026 (with final number of Shares being determined on July 21, 2026), the Fund issued and sold 167,749.797 of Shares, at a net asset value of $24.6200 per share, pursuant to the subscription agreements entered into by the Fund and its investors, for aggregate proceeds of $4,130,000.
ABL Credit Facility
On July 17, 2026, SPV I entered into an amended and restated loan and security agreement to the Credit Facility (the "ABL Credit Facility") with JPM as administrative agent, The Bank of New York Mellon, National Association, serves as the collateral agent, securities intermediary and collateral administrator, and the Adviser as portfolio manager.
The initial committed amount of the ABL Credit Facility is $380,000,000 and the ABL Credit Facility has an additional discretionary accordion feature, subject to JPM's consent and the satisfaction of applicable conditions, which could increase total commitments to up to $1,000,000,000. All amounts outstanding under the ABL Credit Facility must be repaid by January 22, 2030.
Advances under the ABL Credit Facility bear interest at a per annum rate equal to the applicable reference rate plus the Applicable Margin for Advances of 2.20% per annum (or 2.3193% per annum in the case of Advances denominated in GBP), in each case subject to increase in accordance with the terms of the ABL Credit Facility.
Subline Credit Facility
On July 17, 2026, the Fund entered into a senior secured credit facility (the "Subline Credit Facility"), with JPM as administrative agent and lender.
The initial committed amount of the Subline Credit Facility at closing is $210,000,000. All amounts outstanding under the Subline Credit Facility must be repaid by July 17, 2028. Advances under the Subline Credit Facility bear interest at a per annum rate equal to the applicable reference rate plus the applicable margin for Advances of 2.05% (or 2.1693% per annum in the case of Advances denominated in GBP), in each case subject to increase in accordance with the terms of the Subline Credit Facility.
SPV I's obligations to the lenders under the Subline Credit Facility are secured by, inter alia, the Fund's right, title and interest in the uncalled capital commitments of the Fund's investors and related capital call rights and accounts of the Fund, and similar rights with respect to Stone Point Credit Income Feeder Fund, L.P, a Cayman Islands exempted limited partnership that has made and makes certain capital commitments to the Fund.

Distributions
On July 29, 2026, the Board of Trustees of the Fund declared a distribution with respect to the Fund's Shares as follows:

Distribution Period	Record Date	Payment Date (1)	Distribution Per Share
July 2026	July 31, 2026	August 20, 2026	$0.21
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
As of June 30, 2026, we have called equity capital in the amount of $209,751,000. See “Subscriptions and Drawdowns” under “Financial Condition, Liquidity and Capital Resources” below for further details. Management anticipates calling additional equity capital for investment purposes through drawdowns in respect of capital commitments made by investors pursuant to private placements (“Private Offering”) of Shares.
Investment Objective and Strategy
Our investment objective is to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns. Under normal market conditions, we generally invest at least 80% of our total assets (net assets plus borrowings for investment purposes) in private credit investments (loans, bonds and other credit instruments that are issued in private offerings or issued by private companies) (the “80% Policy”). If we change the 80% Policy, we will provide shareholders with at least 60 days’ notice of such change. Under normal circumstances, we expect that the majority of our portfolio will be in privately originated and privately negotiated investments, predominantly direct lending to U.S. private companies through private credit.
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
Leverage
The amount of leverage that we employ depends on the Adviser’s and the Board’s assessment of market and other factors at the time of any proposed borrowing. In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 200% (or 150% if certain conditions are met) after such borrowing. On September 30, 2024, the Adviser, as our sole shareholder, approved a proposal that, effective October 1, 2024, permits us to reduce our asset coverage ratio to 150%. As of June 30, 2026 and December 31, 2025, our asset coverage ratio was 189% and 182%, respectively.
In any period, our interest expense will depend largely on the extent of our borrowing and we expect interest expense will increase as we increase our leverage over time within the limits of the 1940 Act. In addition, we may dedicate assets as collateral to financing facilities.

Financial and Operating Highlights

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Total investment income	$18,043,016	33,526,702
Total net expenses	8,591,616	15,824,874
Net investment income (loss)	9,451,400	17,701,828
Total net realized gains (losses)	308,921	210,692
Total net change in unrealized appreciation/(depreciation)	(2,046,554)	(5,323,145)
Net increase (decrease) in net assets resulting from operations	$7,713,767	12,589,375
Per share information – basic and diluted:
Net investment income (loss)	$0.64	1.28
Net investment increase (decrease) in net assets resulting from operations	$0.52	0.91
Distributions declared per share	$0.66	1.34

Consolidated balance sheet data	As of June 30, 2026	As of December 31, 2025
Cash and cash equivalents	$45,557,268	$33,824,479
Investments at fair value	786,993,535	598,039,307
Total assets	848,014,267	636,196,461
Total debt (net of unamortized deferred financing costs)	438,540,228	340,608,437
Total liabilities	454,973,387	355,997,842
Total net assets	$393,040,880	$280,198,619
Net asset value per share	$24.62	$25.05
Other data
Number of portfolio companies	111	86
Distributions declared per share	1.34	2.81
Total return based on net asset value[1]	3.7%	12.1%
________________________
1Total return is based upon the change in net asset value per share between the opening and ending net asset values per share, assuming reinvestment of any distributions during the period. Total return is not annualized and does not include a sales load.

Portfolio and Investment Activity
Our investment activity for the three months ended June 30, 2026 is presented below (information presented herein is at par value unless otherwise indicated):

Three Months Ended June 30, 2026
New investment commitments:
Total new investment commitments	$109,578,114

Principal amount of investments funded:
First lien loans	$84,007,042
Second lien loans	4,627,097
Unsecured notes	15,393,189
Total principal amount of investments funded	$104,027,328
Principal amount of investments sold or repaid:
First lien loans	$(20,190,270)
Second lien loans	(8,758,142)
Unsecured notes	(1,499,224)
Total principal amount of investments sold or repaid	$(30,447,636)
Number of new investment commitments in new and existing portfolio companies	17
Average new investment commitment amount in new and existing portfolio companies	$6,445,771
Percentage of new debt investment commitments at floating rates	82.5%
Percentage of new debt investment commitments at fixed rates	17.5%
Weighted average yield on funded debt and other income producing securities[1]	9.1%
Weighted average yield to maturity on investments sold or repaid during the period[1]	9.7%
___________________
1Weighted average yield to maturity is calculated by weighting the yield to maturity of each investment by its ending funded par amount. Yield to maturity is calculated inclusive of a portfolio company’s spread, reference rate floor (if any) or actual reference rate in effect and original issue discount through maturity and excludes any upfront fees.
As of June 30, 2026, we had 232 debt investments in 110 portfolio companies with an aggregate fair value of $780,881,999. As of December 31, 2025, we had 210 debt investments in 84 portfolio companies with an aggregate fair value of $594,510,036.
As of June 30, 2026 and December 31, 2025, our investments consisted of the following:

	June 30, 2026			December 31, 2025
Investments	Amortized Cost	Fair Value	Percent of Total Portfolio at Fair Value	Amortized Cost	Fair Value	Percent of Total Portfolio at Fair Value
First Lien Loans	$708,999,976	$703,490,362	89.4%	$538,679,295	$537,572,790	89.9%
Second Lien Loans	28,910,073	28,610,562	3.6	24,460,213	24,615,597	4.1
Unsecured Notes	49,386,569	48,781,075	6.2	31,862,923	32,321,649	5.4
Preferred Equity	2,635,798	2,635,431	0.3	1,793,313	1,793,178	0.3
Common Equity	3,290,213	3,476,105	0.4	1,652,037	1,736,093	0.3
Total Investments	$793,222,629	$786,993,535	100.0%	$598,447,781	$598,039,307	100.0%

The industry composition of investments based on fair value as of June 30, 2026 and December 31, 2025, was as follows:

	June 30, 2026	December 31, 2025
Capital Markets	4.5%	5.9%
Consumer Finance	1.9	2.1
Diversified Consumer Services	0.3	0.4
Financial Services	18.7	21.1
Health Care Providers & Services	15.9	16.2
Health Care Technology	1.5	2.3
Insurance	18.4	17.3
IT Services	3.1	0.8
Professional Services	18.7	16.9
Real Estate Management & Development	6.2	5.2
Software	9.8	10.5
Technology Hardware, Storage & Peripherals	1.0	1.3
Total	100.0%	100.0%
The geographic composition of investments based on fair value as of June 30, 2026 and December 31, 2025, was as follows:

	June 30, 2026	December 31, 2025
U.S.	92.6%	93.5%
Non-U.S.	7.4	6.5
Total	100.0%	100.0%
The following table presents certain selected information regarding our investment portfolio as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026	As of December 31, 2025
Number of debt investments	232	210
Number of debt investment in portfolio companies	110	84
Number of portfolio companies	111	86
Median EBITDA	$156,500,000	$145,300,000
Percentage of performing debt bearing a floating rate	94.5%	97.5%
Percentage of performing debt bearing a fixed rate	5.5%	2.5%
Weighted average yield to maturity on debt and other income producing investments (at fair value)[1]	9.1%	9.8%
_________________
1Weighted average yield to maturity is calculated by weighting the yield to maturity of each investment by its ending funded par amount. Yield to maturity is calculated inclusive of a portfolio company’s spread, reference rate floor (if any) or actual reference rate in effect and original issue discount through maturity and excludes any upfront fees.

The following table presents the maturity schedule of our debt investments based on fair value as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
Maturity Year	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
2026	$-	0.0%	$2,478,213	0.4%
2027	23,548,182	3.0	22,094,630	3.7
2028	74,452,355	9.5	65,543,928	11.0
2029	59,329,659	7.6	53,563,607	9.0
2030	142,742,905	18.3	121,799,638	20.5
2031	202,700,120	26.0	170,926,714	28.8
2032	143,832,199	18.4	127,433,745	21.4
2033	101,264,798	13.0	3,535,000	0.6
2034	9,391,907	1.2	4,652,455	0.8
2035	1,426,517	0.2	1,843,338	0.3
2037	20,891,766	2.7	20,638,768	3.5
2038	110,598	0.0	-	0.0
2056	1,190,993	0.2	-	0.0
Total	$780,881,999	100.0%	$594,510,036	100.0%
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
The following table shows the composition of our portfolio investments on the Adviser’s internal performance rating scale as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$129,169,547	16.4%	$124,502,638	20.8%
2	647,066,465	82.2	465,118,113	77.8
3	10,757,523	1.4	8,418,556	1.4
4	—	—	—	—
5	—	—	—	—
	$786,993,535	100.0%	$598,039,307	100.0%
The following table presents the amortized cost of our performing and non-accrual investments as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$793,222,629	100.0%	$598,447,781	100.0%
Non-accrual	—	—	—	—
Total	$793,222,629	100.0%	$598,447,781	100.0%
The following table presents the fair value of our performing and non-accrual investments as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	Fair Value	Percentage	Fair Value	Percentage
Performing	$786,993,535	100.0%	$598,039,307	100.0%
Non-accrual	—	—	—	—
Total	$786,993,535	100.0%	$598,039,307	100.0%
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

Results of Operations
The following table presents the operating results for the three and six months ended June 30, 2026:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	For the period January 22, 2025 (Commencement of Operations) through June 30, 2025 (Unaudited)
Total investment income	$18,043,016	$7,676,988	$33,526,702	$12,145,936
Less: net expenses	8,591,616	3,497,717	15,824,874	5,594,933
Net investment income (loss)	9,451,400	4,179,271	17,701,828	6,551,003
Total net realized gains (losses)	308,921	110,460	210,692	138,668
Net change in unrealized appreciation (depreciation)	(2,046,554)	64,634	(5,323,145)	(245,400)
Net increase (decrease) in net assets resulting from operations	$7,713,767	$4,354,365	$12,589,375	$6,444,271
Investment Income
Total investment income consisted of interest income from non-controlled/non-affiliated investments, dividend income from non-controlled/non-affiliated investments, interest from cash and cash equivalents, and fee income. For the three and six months ended June 30, 2026, total investment income was comprised of the following:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	For the period January 22, 2025 (Commencement of Operations) through June 30, 2025 (Unaudited)
Interest income from investments from non-controlled/non-affiliated investments	$17,684,138	$7,627,546	$32,929,514	$12,075,088
Dividend income from non-controlled/non-affiliated investments	55,565	—	109,903	—
Interest income from cash and cash equivalents	205,609	49,442	351,464	70,848
Fee income from non-controlled/non-affiliated investments	97,704	—	135,821	—
Total investment income	$18,043,016	$7,676,988	$33,526,702	$12,145,936
For the three months ended June 30, 2026, and 2025, total investment income increased to $18,043,016 from $7,676,988, respectively, primarily due to an increase in the size of our debt portfolio, which, at par, increased to $793,475,287 from $351,285,278, respectively. For the six months ended June 30, 2026, and for the period from the Commencement of Operations through June 30, 2025, total investment income increased to $33,526,702 from $12,145,936, respectively, primarily due to an increase in the size of our debt portfolio, which, at par, increased to $793,475,287 from $351,285,278, respectively. As of June 30, 2026, the weighted average yield on our portfolio decreased to 9.1% from 9.8% as of June 30, 2025. For the three months ended June 30, 2026 and 2025, payment-in-kind ("PIK") income from investments was $683,919 and $84,640, respectively, which represented 3.8% and 1.1%, respectively, of total investment income. For the six months ended June 30, 2026 and for the period from the Commencement of Operations through June 30, 2025, PIK income from investments was $1,224,920 and $147,437, respectively, which represented 3.7% and 1.2%, respectively.

Expenses
Operating expenses for the three and six months ended June 30, 2026, were as follows:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	For the period January 22, 2025 (Commencement of Operations) through June 30, 2025 (Unaudited)
Base management fees	$688,171	$239,381	$1,272,458	$373,496
Incentive fees	766,330	—	1,212,020	—
Interest and credit facility fees	6,873,008	3,089,191	12,457,078	4,998,381
Offering costs	10,096	159,750	57,694	279,139
Professional fees	1,033,433	599,511	1,735,394	1,234,340
Trustees fees	87,500	68,750	175,000	137,500
Insurance expenses	2,531	11,895	5,033	28,599
Total expenses before expense support	$9,461,069	$4,168,478	$16,914,677	$7,051,455
Expense support reimbursement	(869,453)	(670,761)	(1,089,803)	(1,456,522)
Net expenses	$8,591,616	$3,497,717	$15,824,874	$5,594,933
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
For the three and six months ended June 30, 2026, we incurred $221,114 and $459,547 of administrative overhead expenses, respectively. For the three months ended June 30, 2025 and for the period from the Commencement of Operations through June 30, 2025, we incurred $161,385 and $299,047 of administrative overhead expenses, respectively. Administrative overhead expenses are included on the Consolidated Statements of Operations as professional fees.
For the three months ended June 30, 2026 and 2025, total expenses increased to $8,591,616 from $3,497,717, respectively, primarily due to commencement of incentive fees, an increase in management fees, and an increase in interest and credit facility fees as a result of higher utilization on our Credit Facility. For the six months ended June 30, 2026 and for the period from the Commencement of Operations through June 30, 2025, total expenses increased to $15,824,874 from $5,594,933, respectively, primarily due to commencement of incentive fees, an increase in management fees, and an increase in interest and credit facility fees as a result of higher utilization on our Credit Facility. For the three and six months ended June 30, 2026, we incurred incentive fees of $766,330 and $1,212,020, respectively. We did not incur any incentive fees for the period from the Commencement of Operations through June 30, 2025. For the three months ended June 30, 2026, the weighted average borrowing and interest rate on our floating rate Credit Facility was $412,030,530 and 5.91% compared to $171,777,363 and 6.59% for the three months ended June 30, 2025. For the six months ended June 30, 2026, the weighted average borrowing and interest rate on our floating rate Credit Facility was $383,970,280 and 5.92% compared to $156,861,887 and 6.6% for the period from the Commencement of Operations through June 30, 2025. For the three and six months ended June 30, 2026, management fees increased due to an overall increase in our net assets compared to the three months ended June 30, 2025, and the period from the Commencement of Operations through June 30, 2025, respectively.
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
Net Realized Gains (Losses) and Unrealized Appreciation (Depreciation)
The following table summarizes our net realized gains (losses) and unrealized appreciation (depreciation) for the three and six months ended June 30, 2026:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	For the period January 22, 2025 (Commencement of Operations) through June 30, 2025 (Unaudited)
Net realized gains (losses) and unrealized appreciation (depreciation)
Total net realized gains (losses)	$308,921	$110,460	$210,692	$138,668
Total net change in unrealized appreciation (depreciation)	(2,046,554)	64,634	(5,323,145)	(245,400)
Net realized gains (losses) and unrealized appreciation (depreciation)	$(1,737,633)	$175,094	$(5,112,453)	$(106,732)
The Adviser determines the fair value of our portfolio investments and any changes in fair value are recorded as unrealized appreciation or depreciation.
During the three months ended June 30, 2026, we recorded a net change in unrealized depreciation on investments of $2,424,197, driven primarily by a decrease in the fair value of our debt investments compared to March 31, 2026. During the six months ended June 30, 2026, we recorded a net change in unrealized depreciation on investments of $5,820,620, respectively, driven primarily by a decrease in fair value of our debt investments compared to December 31, 2025.
During the three and six months ended June 30, 2026, we recorded net changes in unrealized appreciation on translation of assets and liabilities in foreign currency of $377,643 and $497,475, respectively, driven by fluctuations arising from the translation of foreign currency borrowings during the period. We did not record any unrealized appreciation or depreciation on translation of assets and liabilities in foreign currency for the period from the Commencement of Operations through June 30, 2025.
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

Equity
Subscriptions and Drawdowns
For the three months ended June 30, 2026, we completed the following Share issuances:

Share Issuance Date	Number of Shares Issued (1)	Proceeds
June 1, 2026	1,545,598	$38,135,788
May 1, 2026	147,372	3,648,912
April 1, 2026	514,623	12,742,416
March 1, 2026	963,942	23,934,574
February 1, 2026	1,380,340	34,545,363
January 1, 2026	235,556	5,900,670

(1)A portion of total Shares issued included Shares issued to Shareholders participating in the DRIP.
For the period from the Commencement of Operations through June 30, 2025, we completed the following Share issuances:

Share Issuance Date	Number of Shares Issued (1)	Proceeds
June 30, 2025	564,249	$14,139,285
June 1, 2025	313,784	7,858,974
May 1, 2025	608,121	15,212,518
April 2, 2025	36,630	916,869
March 31, 2025	852,090	21,328,576
March 1, 2025(1)	437,282	10,876,129
January 22, 2025	3,600,000	90,000,000
(1)A portion of total Shares issued included Shares issued to Shareholders participating in the DRIP.
All issuances of Shares are to be made at a price per Share at least equal to the net asset value per Share, with such calculation to be carried out consistent with our Valuation Policy and procedures. We had 15,964,280 Shares outstanding as of June 30, 2026, and 11,185,580 Shares outstanding as of December 31, 2025.
Except with respect to Shares issued under the DRIP, sales of Shares were made pursuant to subscription agreements entered into by us and our investors. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase Shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of five business days’ prior notice to the funding date. Each of the sales of Shares is exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and Regulation D thereunder. As of June 30, 2026, we received capital commitments totaling $1,167,602,883, of which, $776,606,946 remains unfunded. As of December 31, 2025, we received capital commitments of $736,491,000, of which, $551,740,000 remains unfunded.
Debt
Credit Facility
On January 22, 2025, SPCIF Funding I LLC, a Delaware limited liability company and our wholly owned subsidiary (the "SPV I"), entered into a senior secured credit facility (the "Credit Facility") with JPMorgan Chase Bank, National Association ("JPM"), which, as of June 30, 2026, allowed us to borrow up to $500 million. As of June 30, 2026 and December 31, 2025, unamortized costs of $4,543,531 and $2,817,958, respectively, are being deferred and amortized over the remaining term of the Credit Facility. As of June 30, 2026 and December 31, 2025, the Credit Facility had an

outstanding balance of $443,083,759 and $343,426,395. The Credit Facility is presented on the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance totaling $438,540,228 and $340,608,437 as of June 30, 2026 and December 31, 2025, respectively.
Truist Facility
On June 1, 2026, SPCIF Funding II LLC, a Delaware limited liability company and our wholly owned subsidiary, entered into a revolving credit and security agreement, with SPV II, as borrower, the lenders from time to time parties thereto, Truist Bank, as administrative agent and swingline lender, Truist Securities, Inc., as lead arranger, the Adviser, as collateral manager, and The Bank of New York Mellon Trust Company, National Association, as collateral agent and collateral administrator. As of June 30, 2026, unamortized costs of $2,270,064, are being deferred and amortized over the remaining term of the Truist Facility. As of June 30, 2026, the Truist Facility did not have an outstanding principal balance. As of June 30, 2026, the Truist Facility unamortized financing costs of $2,270,064 are presented as prepaid expenses and other assets on the Consolidated Statements of Assets and Liabilities.
The following table shows our outstanding debt as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Aggregate Principal Committed	Outstanding Principal	Amount Available (1)	Net Carrying Value(2)(3)
Credit Facility	$500,000,000	$443,083,759	$56,916,241	$438,540,228
Truist Facility	200,000,000	-	200,000,000	(2,270,064)
Total	$700,000,000	$443,083,759	$256,916,241	$436,270,164

	December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Amount Available (1)	Net Carrying Value(2)(3)
Credit Facility	$500,000,000	$343,426,395	$156,573,605	$340,608,437
Total	$500,000,000	$343,426,395	$156,573,605	$340,608,437
__________
(1)The amount available may be subject to limitations related to the borrowing base under our outstanding debt, outstanding letters of credit issued and asset coverage requirements.
(2)As of June 30, 2026 and December 31, 2025, all of our outstanding debt was categorized as Level 3 within in the fair value hierarchy.
(3)As of June 30, 2026 and December 31, 2025 , we recorded $491,067 and $16,120, respectively, of unrealized translation gain (loss) on borrowings denominated in foreign currency.
Liquidity
Operating liquidity is our ability to meet our short-term liquidity needs. The following table presents our operating liquidity position as of June 30, 2026 and December 31, 2025:

	As of
	June 30, 2026	December 31, 2025
Cash	$45,557,268	$33,824,479
Unused borrowing capacity	256,916,240	156,573,605
Unfunded portfolio company commitments	(233,370,958)	(184,119,382)
Undrawn capital commitments	776,606,946	551,740,000
Total operational liquidity	$845,709,496	$558,018,702

Distributions
We declared the following distributions with a record date during the six months ended June 30, 2026:

Record Date	Payment Date	Distribution Rate per Share	Distributions Paid
June 30, 2026 (1)	July 22, 2026	$0.22	$3,512,708
May 31, 2026	June 22, 2026	$0.22	$3,172,676
April 30, 2026	May 20, 2026	$0.22	$3,140,254
March 31, 2026 (2)	April 20, 2026	$0.22	$3,028,392
February 28, 2026 (3)	March 23, 2026	$0.02	$256,029
February 28, 2026	March 23, 2026	$0.22	$2,816,325
January 31, 2026	February 20, 2026	$0.22	$2,512,650
(1)Shareholders of record were determined immediately prior to the close of business on June 30, 2026, prior to the effectiveness of our repurchase of Shares pursuant to its Share Repurchase Program.
(2)Shareholders of record were determined immediately prior to the close of business on March 31, 2026, prior to the effectiveness of our repurchase of Shares pursuant to its Share Repurchase Program.
(3)Represents a special cash distribution.
We declared the following distributions with a record date during the period from the Commencement of Operations through June 30, 2025:

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
The following table summarizes the share repurchases completed during the six months ended June 30, 2026:

Repurchase Request Deadline	Valuation Date	Amount Repurchased	Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased (1), (2)
March 17, 2026	March 31, 2026	$152,435	6,156	0.04%(1)
June 16, 2026	June 30, 2026	$63,368	2,574	0.02%(2)
(1)Percentage is based on total Shares outstanding as of March 31, 2026. All Shares validly tendered for repurchase and not withdrawn were accepted for repurchase and deemed effective as of close of business on the Valuation Date.

(2)Percentage is based on total Shares outstanding as of June 30, 2026. All Shares validly tendered for repurchase and not withdrawn were accepted for repurchase and deemed effective as of close of business on the Valuation Date.
Commitments and Off-Balance Sheet Arrangements
Litigation and Regulatory Matters
From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. We and the Adviser are not currently a party to any material legal proceedings.
Unfunded Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments. As of June 30, 2026 and December 31, 2025, we had unfunded portfolio commitments under loan and financing agreements in the amount of $233,370,958 and $184,119,382, respectively. We expect to maintain sufficient liquidity in the form of cash, financing capacity and undrawn capital commitments from our investors to cover any outstanding unfunded portfolio company commitments we may be required to fund.
Investor Commitments
As of June 30, 2026, we had received $1,167,602,883 of capital commitments.
Contractual Obligations
Our payment obligations for repayment of debt, which total our contractual obligations on June 30, 2026, include $700,000,000 of financing under the Credit Facility and Truist Facility maturing in three to five years.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Credit Facility	$500,000,000	$—	$—	$500,000,000	$—
Truist Facility	200,000,000	—	—	200,000,000	—
Total	$700,000,000	$—	$—	$700,000,000	$—
Hedging
In connection with certain portfolio investments, we may employ hedging techniques designed to reduce the risk of adverse movements in interest rates, securities prices and currency exchange rates. While such transactions may reduce certain risks, such transactions themselves may entail certain other risks. Thus, while we may benefit from the use of these hedging mechanisms, unanticipated changes in interest rates, securities prices, currency exchange rates and other factors may result in a poorer overall performance for us than if we had not entered into such hedging transactions. The successful utilization of hedging and risk management transactions requires skills that are separate from the skills used in selecting and monitoring investments. There were no hedging transactions through the six months ended June 30, 2026 or for the period from the Commencement of Operations through June 30, 2025.
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
Recent Developments
Issuance of Equity Securities
On July 1, 2026 (with final number of shares being determined on July 21, 2026), we issued and sold 167,749.797 of our common shares of beneficial interest, or Shares, at a net asset value of $24.6200 per share, pursuant to the subscription agreements entered into by us and our investors, for aggregate proceeds of $4,130,000.
ABL Credit Facility
On July 17, 2026, SPV CA IV LLC, our wholly-owned financing subsidiary, or SPV I, entered into an amended and restated loan and security agreement to the Credit Facility (the “ABL Credit Facility”) with JPMorgan Chase Bank, National Association (“JPM”) as administrative agent, The Bank of New York Mellon, National Association, as the collateral agent, securities intermediary and collateral administrator, and the Adviser as portfolio manager. The initial committed amount of the ABL Credit Facility is $380.0 million, and the ABL Credit Facility has an additional discretionary accordion feature, subject to JPM’s consent and the satisfaction of applicable conditions, which could increase total commitments to up to $1.0 billion. All amounts outstanding under the ABL Credit Facility must be repaid by January 22, 2030. Advances under the ABL Credit Facility bear interest at a per annum rate equal to the applicable reference rate plus the applicable margin of 2.20% per annum (or 2.3193% per annum in the case of Advances denominated in GBP), in each case subject to increase in accordance with the terms of the ABL Credit Facility.

Subline Credit Facility
On July 17, 2026, we entered into a senior secured credit facility (the “Subline Credit Facility”), with JPM as administrative agent and lender. The initial committed amount of the Subline Credit Facility at closing is $210.0 million. All amounts outstanding under the Subline Credit Facility must be repaid by July 17, 2028. Advances under the Subline Credit Facility bear interest at a per annum rate equal to the applicable reference rate plus the applicable margin of 2.05% (or 2.1693% per annum in the case of Advances denominated in GBP), in each case subject to increase in accordance with the terms of the Subline Credit Facility. SPV I’s obligations to the lenders under the Subline Credit Facility are secured by, inter alia, our right, title and interest in the uncalled capital commitments of our investors and related capital call rights and accounts of ours, and similar rights with respect to Stone Point Credit Income Feeder Fund, L.P, a Cayman Islands exempted limited partnership that has made and makes certain capital commitments to us.
Distributions
On July 29, 2026, our Board of Trustees declared a distribution of $0.21 per Share with respect to the July 2026 distribution period payable to holders of our Shares with a record date of July 31, 2026 and a payment date of on or about August 20, 2026.
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
As of June 30, 2026, 94.5% of our debt investments based on fair value were at floating rates. The Credit Facility and Truist Facility, also bears interest at a floating rate.
Based on our Consolidated Statement of Assets and Liabilities as of June 30, 2026, the following table shows the approximate annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors and assuming no changes in our investment portfolio and borrowing structure):

	Change in
Basis point change	Interest Income(1)	Interest Expense	Net Investment Income (Loss)
300	$22,184,632	$(13,292,513)	$8,892,119
200	14,789,754	(8,861,675)	5,928,079
100	7,394,877	(4,430,838)	2,964,040
(100)	(7,394,877)	4,430,838	(2,964,040)
(200)	(14,764,302)	8,861,675	(5,902,626)
(300)	(21,379,867)	13,292,513	(8,087,355)
________________
(1)Assumes no defaults or prepayments by portfolio companies over the next twelve months.
We may in the future hedge against interest rate fluctuations by using hedging instruments such as interest rate swaps, futures, options and forward contracts, subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of changes in interest rates with respect to our portfolio investments. We did not engage in interest rate hedging activities during the three months ended June 30, 2026.
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2026 (the end of the period covered by this report), our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Changes in Internal Control over Financial Reporting
During the most recent fiscal quarter, there was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosure
Not applicable.

Item 5.Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2026, none of our Trustees or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 6.Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Declaration of Trust[1]
3.2	Bylaws[1]
10.1
Revolving Credit and Security Agreement, dated as of June 1, 2026, by and among SPCIF Funding II LLC, as borrower, the lenders from time to time parties thereto, Truist Bank, as administrative agent and swingline lender, Truist Securities, Inc., as lead arranger, Stone Point Credit Income Adviser LLC, as collateral manager, and The Bank of New York Mellon Trust Company, National Association, as collateral agent and collateral administrator[2]

10.2	Purchase and Contribution Agreement, dated as of June 1, 2026, by and between Stone Point Credit Income Fund, as seller, and SPCIF Funding II LLC, as purchaser[2]
10.3
Amended and Restated Loan and Security Agreement, dated as of July 17, 2026, among SPCIF Funding I LLC, as borrower; Stone Point Credit Income Adviser LLC, as portfolio manager; The Bank of New York Mellon Trust Company, National Association, as collateral agent, securities intermediary, and collateral administrator; and JPMorgan Chase Bank, National Association, as administrative agent and lender[3]

10.4
Loan Agreement, dated as of July 17, 2026, among Stone Point Credit Income Fund, as borrower; Stone Point Credit Income Adviser LLC, as portfolio manager; and JPMorgan Chase Bank, National Association, as administrative agent and lender[3]

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
2Previously filed as an exhibit to the Fund's Current Report on Form 8-K (File No. 814-01783) filed with the SEC on June 2, 2026.
3Previously filed as an exhibit to the Fund's Current Report on Form 8-K (File No. 814-01783) filed with the SEC on July 23, 2026.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stone Point Credit Income Fund

Date: August 14, 2026	By:	/s/ Scott J. Bronner
Name: Scott J. Bronner Title: Principal Executive Officer

Date: August 14, 2026	By:	/s/ Steven P. Henke
Name: Steven P. Henke Title: Principal Financial Officer