Form 10-Q
period 2026-09-30
Stone Point Credit Income Fund
filed 2026-11-12
CIK 2031283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The issuer had 18,565,364 Common Shares of beneficial interest, $0.001 par value per share, outstanding as of October 31, 2026.

Stone Point Credit Income Fund
Form 10-Q for the Quarter Ended September 30, 2026

		Page
PART I.	FINANCIAL INFORMATION	3
Item 1.	Consolidated Financial Statements	3
	Consolidated Statements of Assets and Liabilities as of September 30, 2026 (Unaudited) and December 31, 2025	3
	Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and for the three months ended September 30, 2025 and for the period January 22, 2025 (Commencement of Operations) through September 30, 2025 (Unaudited)	4
	Consolidated Statements of Changes in Net Assets for the three and nine months ended September 30, 2026 and for the three months ended September 30, 2025 and for the period January 22, 2025 (Commencement of Operations) through September 30, 2025 (Unaudited)	6
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and for the period January 22, 2025 (Commencement of Operations) through September 30, 2025 (Unaudited)	7
	Consolidated Schedule of Investments as of September 30, 2026 (Unaudited) and December 31, 2025	9
	Notes to Consolidated Financial Statements (Unaudited)	26
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	54
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	72
Item 4.	Controls and Procedures	72

PART II.	OTHER INFORMATION	73
Item 1.	Legal Proceedings	73
Item 1A.	Risk Factors	73
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	73
Item 3.	Defaults Upon Senior Securities	73
Item 4.	Mine Safety Disclosure	73
Item 5.	Other Information	73
Item 6.	Exhibits	73

	SIGNATURES	75

PART I.FINANCIAL INFORMATION
Item 1.Consolidated Financial Statements
Stone Point Credit Income Fund
Consolidated Statements of Assets and Liabilities

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Investments at fair value:
Non-controlled/non-affiliated investments (amortized cost of $867,110,330 and $596,795,744, respectively)	$861,921,717	$596,303,214
Non-controlled/affiliated investments (amortized cost of $3,812,713 and $1,652,037, respectively)	4,077,359	1,736,093
Total investments at fair value (amortized cost of $870,923,043 and $598,447,781, respectively)	865,999,076	598,039,307
Cash and cash equivalents (Note 2)	32,132,675	33,824,479
Interest receivable from non-controlled/non-affiliated investments	5,221,442	3,669,509
Dividend receivable from non-controlled/non-affiliated investments	14,324	604
Fee receivable	—	88,253
Unsettled trades receivable	87,613	—
Paydowns receivable	119,307	39,996
Deferred offering expenses	10,856	63,810
Prepaid expenses and other assets	11,849	18,812
Expense support receivable	395,385	451,691
Total assets	$903,992,527	$636,196,461

Liabilities
Credit facilities payable (net of deferred financing costs of $6,585,365 and $2,817,958, respectively) (Note 6)	$429,122,117	$340,608,437
Interest and financing fees payable	6,564,393	4,314,016
Unsettled trades payable	5,572,551	7,558,304
Base management fees payable (Note 3)	512,970	144,988
Incentive fees payable	890,859	—
Distribution payable (Note 7)	3,540,989	2,287,413
Accounts payable and accrued expenses	1,893,275	1,084,684
Total liabilities	$448,097,154	$355,997,842

Commitments and contingencies (Note 5)	$—	$—
Net Assets:
Common shares of beneficial interest, $0.001 par value, unlimited shares authorized, 18,432,082 and 11,185,580 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	$18,432	$11,186
Additional paid-in capital	459,507,276	279,844,520
Distributable earnings (accumulated losses)	(3,630,335)	342,913
Total net assets	455,895,373	280,198,619
Total liabilities and net assets	$903,992,527	$636,196,461
Net asset value per common share of beneficial interest	$24.73	$25.05
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stone Point Credit Income Fund
Consolidated Statements of Operations

	Three Months Ended September 30, 2026 (Unaudited)	Three Months Ended September 30, 2025 (Unaudited)	Nine Months Ended September 30, 2026 (Unaudited)	For the period January 22, 2025 (Commencement of Operations) through September 30, 2025 (Unaudited)
Investment income
Interest income from non-controlled/non-affiliated investments	$20,053,302	$9,860,251	$52,982,816	$21,935,338
Dividend income from non-controlled/non-affiliated investments	56,667	30,370	166,570	30,370
Interest income from cash and cash equivalents	269,170	191,432	620,633	262,280
Total interest and dividend income	20,379,139	10,082,053	53,770,019	22,227,988

Fee income from non-controlled/non-affiliated investments	356,955	68,148	492,776	68,148

Total investment income	$20,736,094	$10,150,201	$54,262,795	$22,296,136

Operating expenses
Base management fees (Note 3)	$766,577	$343,565	$2,039,035	$717,060
Incentive fees (Note 3)	890,859	—	2,102,879	—
Interest and financing fees (Note 6)	7,530,560	3,678,970	19,987,638	8,677,351
Offering costs (Note 4)	9,966	163,189	67,660	442,328
Professional fees	1,125,958	663,019	2,861,351	1,897,359
Trustee fees	87,500	68,750	262,500	206,250
Insurance expense	2,558	11,966	7,592	40,565
Total expenses before expense support	10,413,978	4,929,459	27,328,655	11,980,913
Expense support reimbursement (Note 3)	(665,151)	(612,284)	(1,754,954)	(2,068,806)
Net expenses	9,748,827	4,317,175	25,573,701	9,912,107
Net investment income (loss)	$10,987,267	$5,833,026	$28,689,094	$12,384,029
Net realized gains (losses) and unrealized appreciation (depreciation):
Net realized gains (losses):
Non-controlled/non-affiliated investments	$(109,270)	$123,759	$78,092	$262,427
Foreign currency transactions	(5)	10,827	23,325	10,827
Total net realized gains (losses)	$(109,275)	$134,586	$101,417	$273,254
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	$1,226,373	$56,318	$(4,696,082)	$(189,082)
Non-controlled/affiliated investments	78,754	34,557	180,590	34,557
Translation of assets and liabilities in foreign currencies	58,625	(11,373)	556,100	(11,373)
Total net change in unrealized appreciation (depreciation)	$1,363,752	$79,502	$(3,959,392)	$(165,898)

Net increase (decrease) in net assets resulting from operations	$12,241,744	$6,047,114	$24,831,119	$12,491,385

Per share information - basic and diluted:
Net investment income (loss)	$0.67	$0.78	$1.95	$2.34
Net increase (decrease) in net assets resulting from operations	$0.74	$0.81	$1.69	$2.36
Weighted average shares outstanding	16,465,532	7,451,579	14,682,512	5,288,143
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stone Point Credit Income Fund
Consolidated Statements of Changes in Net Assets

	Three Months Ended September 30, 2026 (Unaudited)	Three Months Ended September 30, 2025 (Unaudited)	Nine Months Ended September 30, 2026 (Unaudited)	For the period January 22, 2025 (Commencement of Operations) through September 30, 2025 (Unaudited)
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$10,987,267	$5,833,026	$28,689,094	$12,384,029
Total net realized gains (losses)	(109,275)	134,586	101,417	273,254
Total net change in unrealized appreciation (depreciation)	1,363,752	79,502	(3,959,392)	(165,898)
Net increase (decrease) in net assets resulting from operations	12,241,744	6,047,114	24,831,119	12,491,385

Decrease in net assets resulting from shareholder distributions:
Shares distributed pursuant to dividend reinvestment plan	(2,836,936)	(1,129,134)	(7,505,776)	(1,847,200)
Distributions to shareholders from earnings	(7,528,397)	(4,612,020)	(21,298,591)	(9,991,015)
Net decrease in net assets resulting from shareholder distributions	(10,365,333)	(5,741,154)	(28,804,367)	(11,838,215)

Increase in net assets resulting from capital share transactions:
Issuance of Shares pursuant to dividend reinvestment plan	2,836,936	1,129,134	7,505,776	1,847,200
Issuance of Shares	58,141,146	51,863,715	172,380,029	211,478,000
Repurchased Shares	—	—	(215,803)	—
Net increase in net assets resulting from capital share transactions	60,978,082	52,992,849	179,670,002	213,325,200

Total increase in net assets	62,854,493	53,298,809	175,696,754	213,978,370
Net assets, beginning of period	393,040,880	160,680,561	280,198,619	1,000
Net assets, end of period	$455,895,373	$213,979,370	$455,895,373	$213,979,370
Net asset value per share	$24.73	$25.09	$24.73	$25.09
Common shares outstanding at the end of the period	18,432,082	8,528,283	18,432,082	8,528,283

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stone Point Credit Income Fund
Consolidated Statements of Cash Flows

	Nine Months Ended September 30, 2026 (Unaudited)	For the period January 22, 2025 (Commencement of Operations) through September 30, 2025 (Unaudited)
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$24,831,119	$12,491,385
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on non-controlled/non-affiliated investments	4,696,082	189,082
Net change in unrealized (appreciation) depreciation on non-controlled/affiliated investments	(180,590)	(34,557)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(566,568)	11,505
Net realized (gains) losses on non-controlled/non-affiliated investments	(78,092)	(262,427)
Net amortization and accretion of premiums and discounts	(1,716,420)	(1,050,632)
Purchases of investments, net	(354,996,174)	(491,184,006)
Sales and repayments of investments, net	86,350,964	61,473,998
Interest and dividends received in kind	(2,035,539)	(216,831)
Amortization of deferred financing costs	1,280,525	473,196
Amortization of deferred offering costs	67,660	—
Changes in operating assets and liabilities:
Interest receivable from non-controlled/non-affiliated investments	(1,551,933)	(2,702,356)
Dividend receivable from non-controlled/non-affiliated investments	(13,720)	(30,370)
Fee receivable	88,253	—
Unsettled trades receivable	(87,613)	(528,676)
Paydown receivable	(79,311)	(19,065)
Deferred offering expenses	—	380,656
Prepaid expenses and other assets	6,963	(12,629)
Expense support receivable	56,306	225,897
Interest and financing fees payable	2,250,377	3,224,433
Base management fees payable	367,982	241,213
Incentive fees payable	890,859	—
Offering costs and organizational expenses payable	—	(815,456)
Due to Adviser	—	(25,000)
Unsettled trades payable	(1,985,753)	8,530,759
Accounts payable and accrued expenses	808,590	758,297
Net cash provided by (used in) operating activities	(241,596,033)	(408,881,584)

Cash flows from financing activities
Borrowings under revolving credit facilities	362,547,656	323,280,275
Payments on revolving credit facilities	(269,700,000)	(102,270,000)
Deferred financing costs	(5,047,932)	(3,433,470)
Deferred offering costs	(14,706)	—
Distributions paid in cash	(20,045,015)	(7,858,944)

Proceeds from issuance of Shares	172,380,029	211,478,000
Shares repurchased	(215,803)	—
Net cash provided by (used in) financing activities	$239,904,229	$421,195,861

Net increase (decrease) in cash and cash equivalents	(1,691,804)	12,314,277
Cash and cash equivalents, beginning of period	33,824,479	26,001
Cash and cash equivalents, end of period	$32,132,675	$12,340,278

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$16,456,735	$4,979,722
Reinvestment of distributions pursuant to dividend reinvestment plan during the period	$7,505,776	$1,847,200

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stone Point Credit Income Fund
Consolidated Schedule of Investments
As of September 30, 2026 (Unaudited)

Portfolio Company 1 2 3 4	Investment Type	Reference Rate and Floor				Footnotes	Interest Rate	Maturity Date [5]	Par Amount / Units	Cost [6]	Fair Value	Percentage of Net Assets [7]
Non-controlled/non-affiliated investments
Debt Investments - 188.5%
Capital Markets
Cliffwater LLC	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		8.40%	4/22/2032	13,252,720	$13,158,303	$13,141,397	2.9%
Cliffwater LLC	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(9)	8.40%	4/22/2032	—	(10,346)	(12,827)	0.0%
Wharf Street Ratings Acquisition LLC	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		8.40%	9/16/2032	22,240,021	22,165,996	22,240,017	4.9%
Wharf Street Ratings Acquisition LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(9)	8.40%	9/16/2027	—	(7,783)	—	0.0%
Wharf Street Ratings Acquisition LLC	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(9)	8.40%	9/16/2032	—	(19,092)	—	0.0%
Total Capital Markets										35,287,078	35,368,587

Construction & Engineering
Livewire Acquisition, Inc.	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.82%	12/31/2032	5,200,525	5,148,972	5,148,520	1.13%
Livewire Acquisition, Inc.	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	8.82%	12/31/2032	-	(17,288)	(17,440)	0.00%
Total Construction & Engineering										5,131,684	5,131,080

Consumer Finance
Best Egg Asset Structured Pass Through Master Trust	Unsecured Note	N/A				(10)	0.00%	9/15/2035	5,082	556,170	562,425	0.1%
Best Egg Asset Structured Pass Through Master Trust	Unsecured Note	N/A				(10)	0.00%	11/15/2035	5,386	579,346	635,807	0.1%
Equinox Buyer, LLC	First Lien Term Loan	SOFR+	5.25%	1.00%	Floor		9.04%	9/9/2031	10,933,791	10,798,753	10,798,212	2.4%
Equinox Buyer, LLC	First Lien Revolver	SOFR+	5.25%	1.00%	Floor	(9)	9.04%	9/9/2031	—	(18,773)	(18,396)	0.0%
LendDirect Trust	Second Lien Revolver	N/A				(9)	12.00%	2/28/2030	4,735,055	4,812,676	4,684,818	1.0%
Upgrade, Inc.	First Lien Revolver	SOFR+	4.40%			(9)	8.27%	7/17/2028	568,345	547,803	545,380	0.12%
Total Consumer Finance										17,275,975	17,208,246

Diversified Consumer Services
Houghton Mifflin Harcourt Company	First Lien Term Loan	SOFR+	5.25%	0.50%	Floor	(8)	9.25%	4/9/2029	2,946,292	2,917,848	2,007,161	0.4%
Total Diversified Consumer Services										2,917,848	2,007,161

Financial Services
Apex Group Treasury LLC	First Lien Term Loan	SOFR+	3.50%			(8)	7.26%	2/27/2032	7,634,218	7,253,354	7,400,458	1.6%
Ares Global Structured Solutions Rated Notes Feeder LLC	Unsecured Note	N/A				(9)	12.15%	9/30/2038	110,598	110,598	110,598	0.0%
Barings Middle Market CLO Ltd.	Unsecured Note	SOFR+	6.17%				9.84%	4/15/2037	5,475,000	5,427,128	5,236,290	1.1%
Beacon Pointe Harmony, LLC	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		8.40%	12/29/2028	2,448,734	2,448,734	2,448,734	0.5%
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(9)	8.40%	12/29/2028	12,055,013	12,024,780	12,055,013	2.6%
Bottomline Technologies, Inc.	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		8.57%	5/14/2029	9,799,745	9,742,591	9,799,745	2.1%
Cerity Partners Equity Holding LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(9)	8.57%	7/28/2031	4,474,583	4,435,177	4,466,506	1.0%
Cerity Partners Equity Holding LLC	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(9)	8.40%	7/28/2031	547,149	541,924	546,389	0.1%
Churchill Middle Market CLO Ltd.	Unsecured Note	SOFR+	6.85%				10.66%	4/27/2037	1,570,000	1,570,000	1,540,798	0.3%
Coller Evergreen CFO I, L.P.	Unsecured Note	SOFR+	5.25%			(9)	9.30%	10/30/2056	1,433,603	1,433,603	1,433,603	0.3%
Coller Private Equity Backed Notes & Loans II-A L.P.	Unsecured Note	SOFR+	5.20%			(9)	8.93%	4/30/2037	2,318,119	2,301,074	2,317,377	0.5%

Flow Traders Holding, LLC	First Lien Term Loan	SOFR+	5.00%				9.07%	10/29/2031	15,061,193	14,870,843	14,877,447	3.3%
Flow Traders Holding, LLC	First Lien Revolver	SOFR+	5.00%			(9)	9.07%	10/29/2031	—	(80,758)	(77,041)	0.0%
GC Waves Holdings, Inc.	First Lien Delayed Draw Term Loan	SOFR+	4.50%			(9)	8.40%	10/4/2030	3,263,671	3,237,938	3,250,476	0.7%
HBWM Intermediate II, LLC	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.65%	11/17/2031	2,238,734	2,230,213	2,238,734	0.5%
HBWM Intermediate II, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(9)	8.40%	11/17/2031	957,512	947,018	941,159	0.2%
HBWM Intermediate II, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor		8.65%	11/17/2031	2,686,481	2,676,447	2,686,481	0.6%
HBWM Intermediate II, LLC	First Lien Revolver	SOFR+	4.75%	0.50%	Floor	(9)	8.65%	8/18/2031	254,097	253,103	254,097	0.1%
Ivy Hill Middle Market Credit Fund XII Ltd	Unsecured Note	SOFR+	6.25%				9.98%	4/20/2037	4,421,052	4,421,052	4,365,568	1.0%
LendingTree, Inc.	First Lien Term Loan	SOFR+	4.25%			(8)	8.15%	8/21/2030	4,378,584	4,360,130	4,329,324	0.9%
MAI Capital Management Intermediate LLC	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.82%	8/29/2031	2,438,183	2,424,087	2,415,508	0.5%
MAI Capital Management Intermediate LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(9)	8.82%	12/11/2028	—	(41,930)	(80,821)	0.0%
MAI Capital Management Intermediate LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor		8.82%	8/29/2031	4,003,996	3,974,532	3,952,791	0.9%
MAI Capital Management Intermediate LLC	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	8.82%	8/29/2031	—	(4,189)	(12,176)	0.0%
Minotaur Acquisition, Inc.	First Lien Term Loan	SOFR+	5.00%	1.00%	Floor		9.07%	5/10/2030	13,891,370	13,778,229	13,776,072	3.0%
New Mountain Guardian IV Income Rated Feeder II, Ltd.	Unsecured Note	SOFR+	8.40%				12.45%	4/3/2037	2,325,000	2,292,729	2,361,270	0.5%
Nexus Buyer LLC	Second Lien Term Loan	SOFR+	5.75%			(8)	9.65%	1/30/2032	8,999,749	8,925,283	8,819,754	1.9%
Payscape Buyer, Inc.	Second Lien Term Loan	SOFR+	8.00%	1.00%	Floor		11.76%	4/28/2028	1,280,992	1,280,992	1,277,789	0.3%
Payscape Buyer, Inc.	Second Lien Delayed Draw Term Loan	SOFR+	8.00%	1.00%	Floor		11.76%	4/28/2028	719,008	719,008	717,211	0.2%
SRS Acquiom Holdings LLC	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		8.40%	1/14/2032	5,440,161	5,392,071	5,402,934	1.2%
SRS Acquiom Holdings LLC	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(9)	8.40%	1/14/2032	—	(8,683)	(6,723)	0.0%
TA/WEG Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.25%	1.00%	Floor		7.98%	10/2/2028	11,760,888	11,732,619	11,720,901	2.6%
TA/WEG Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.25%	1.00%	Floor		8.01%	10/2/2028	7,234,031	7,220,214	7,209,435	1.6%
TA/WEG Holdings, LLC	First Lien Revolver	SOFR+	4.25%	1.00%	Floor	(9)	7.98%	10/2/2028	—	—	(2,833)	0.0%
The Edelman Financial Engines Center, LLC	First Lien Term Loan	SOFR+	4.00%			(8)	7.90%	11/30/2031	4,340,000	4,298,963	4,345,425	1.0%
Total Financial Services										142,188,874	142,118,293

Health Care Providers & Services
Action Behavior Centers Therapy LLC	First Lien Term Loan	SOFR+	5.25%	0.75%	Floor		9.15%	7/2/2031	12,765,327	12,685,687	12,686,182	2.8%
Action Behavior Centers Therapy LLC	First Lien Delayed Draw Term Loan	SOFR+	5.25%	0.75%	Floor		9.15%	7/2/2031	697,211	693,038	692,888	0.2%
Action Behavior Centers Therapy LLC	First Lien Revolver	SOFR+	5.25%	0.75%	Floor	(9)	9.15%	7/2/2031	—	—	(4,429)	0.0%
Acentra Holdings, LLC	First Lien Term Loan	SOFR+	5.25%	0.50%	Floor		9.32%	12/17/2029	6,065,842	6,008,322	6,005,183	1.3%
Acentra Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.25%	0.50%	Floor		9.32%	12/17/2029	832,638	824,800	824,311	0.2%
Acentra Holdings, LLC	First Lien Revolver	SOFR+	5.25%	0.50%	Floor	(9)	9.32%	12/17/2029	—	(11,278)	(11,893)	0.0%
Belmont Buyer, Inc.	First Lien Term Loan	SOFR+	6.50%	1.00%	Floor		10.53%	6/21/2029	5,179,219	5,192,951	5,179,219	1.1%
Belmont Buyer, Inc.	First Lien Delayed Draw Term Loan	SOFR+	6.50%	1.00%	Floor		10.34%	6/21/2029	1,229,471	1,232,731	1,229,471	0.3%
Belmont Buyer, Inc.	First Lien Revolver	SOFR+	6.50%	1.00%	Floor	(9)	10.58%	6/21/2029	126,453	126,453	126,453	0.0%
Continental Buyer, Inc.	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.65%	4/2/2031	8,257,167	8,212,564	8,222,708	1.8%
Continental Buyer, Inc.	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(9)	8.65%	4/2/2031	6,383,796	6,358,106	6,354,205	1.4%
Continental Buyer, Inc.	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	8.65%	4/2/2031	—	(12,451)	(14,328)	0.0%
Covetrus, Inc.	First Lien Term Loan	SOFR+	5.00%	0.50%	Floor	(8)	9.07%	10/12/2029	2,946,565	2,885,558	2,868,127	0.6%
Headlands Buyer, Inc.	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		8.23%	9/29/2032	10,912,083	10,818,624	10,816,057	2.4%
Headlands Buyer, Inc.	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(9)	8.23%	9/29/2027	—	(19,320)	(38,930)	0.0%
Headlands Buyer, Inc.	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(9)	8.23%	9/29/2032	—	(18,890)	(19,044)	0.0%
Jerry Erwin Associates, LLC	First Lien Term Loan	SOFR+	6.75%	1.00%	Floor		10.65%	10/15/2030	6,730,825	6,567,715	6,545,727	1.4%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.50%	0.75%	Floor		9.40%	2/13/2031	2,748,436	2,745,460	2,748,436	0.6%
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.50%	0.75%	Floor	(9)	9.40%	2/13/2031	465,948	456,149	465,948	0.1%
MB2 Dental Solutions, LLC	First Lien Revolver	SOFR+	5.50%	0.75%	Floor	(9)	9.40%	2/13/2031	105,556	105,556	105,556	0.0%

MedX Holdings, LLC	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		8.57%	7/21/2032	7,860,267	7,791,111	7,749,437	1.7%
MedX Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(9)	8.57%	7/21/2032	1,520,847	1,497,703	1,474,847	0.3%
MedX Holdings, LLC	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(9)	8.57%	7/21/2032	—	(13,388)	(21,506)	0.0%
OpCo Borrower, LLC	First Lien Term Loan	SOFR+	5.25%				8.98%	5/8/2030	11,623,729	11,561,829	11,544,688	2.5%
Outcomes Group Holdings Inc	Second Lien Term Loan	N/A					10.00%	3/31/2034	4,454,933	4,434,054	4,432,659	1.0%
RCP Nats Purchaser, LLC	First Lien Term Loan	SOFR+	5.00%	0.75%	Floor		9.04%	3/19/2032	15,097,512	14,950,566	14,946,538	3.3%
RCP Nats Purchaser, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.00%	0.75%	Floor	(9)	9.04%	3/19/2032	2,519,717	2,478,781	2,477,595	0.5%
RCP Nats Purchaser, LLC	First Lien Revolver	SOFR+	5.00%	0.75%	Floor	(9)	9.04%	3/19/2032	—	(20,966)	(21,349)	0.0%
RXB Holdings, Inc.	First Lien Term Loan	SOFR+	5.00%			(8)	8.90%	12/23/2030	4,686,530	4,604,069	4,692,412	1.0%
Stepping Stones Healthcare Services, LLC	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.82%	1/5/2033	8,748,343	8,708,443	8,704,602	1.9%
Stepping Stones Healthcare Services, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(9)	8.82%	1/5/2028	—	(5,593)	(12,264)	0.0%
Stepping Stones Healthcare Services, LLC	First Lien Revolver	ABR+	3.75%	1.75%	Floor	(9)	10.75%	1/5/2033	211,088	205,071	204,492	0.0%
Superior Biologics Inc	First Lien Term Loan	SOFR+	5.00%	0.75%	Floor		10.27%	5/27/2033	15,512,377	15,324,515	15,318,472	3.4%
The Chartis Group, LLC	First Lien Term Loan	SOFR+	4.25%	0.75%	Floor		8.32%	9/17/2031	1,683,304	1,671,213	1,674,986	0.4%
The Chartis Group, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.25%	0.75%	Floor	(9)	8.32%	9/17/2031	128,279	126,738	125,692	0.0%
The Chartis Group, LLC	First Lien Revolver	SOFR+	4.25%	0.75%	Floor	(9)	8.32%	9/17/2031	—	—	(1,296)	0.0%
Unified Women's Healthcare, L.P.	First Lien Term Loan	N/A					10.50%	6/16/2029	8,466,196	8,466,196	8,466,196	1.9%
Unified Women's Healthcare, L.P.	First Lien Delayed Draw Term Loan	N/A				(9)	10.50%	8/6/2028	—	—	—	0.0%
Total Health Care Providers & Services										146,632,117	146,538,048

Health Care Technology
FinThrive Software Intermediate Holdings Inc.	First Lien Term Loan	SOFR+	5.25%			(8)	9.29%	12/15/2028	5,080,493	5,029,532	2,839,615	0.6%
Homecare Software Solutions LLC	First Lien Term Loan	SOFR+	5.00%	0.75%	Floor		8.90%	6/16/2031	7,327,184	7,277,697	7,304,470	1.6%
Homecare Software Solutions LLC	First Lien Delayed Draw Term Loan	SOFR+	5.00%	0.75%	Floor		8.90%	6/16/2031	1,908,478	1,897,653	1,902,561	0.4%
Total Health Care Technology										14,204,882	12,046,646

Insurance
Alkeme Intermediary Holdings, LLC	First Lien Term Loan	SOFR+	5.00%	1.00%	Floor		9.07%	11/28/2028	816,344	811,603	814,793	0.2%
Alkeme Intermediary Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.00%	1.00%	Floor		9.07%	11/28/2028	13,622,624	13,515,749	13,593,165	3.0%
AmeriLife Holdings LLC	First Lien Term Loan	SOFR+	5.00%	0.75%	Floor		8.80%	8/31/2029	8,768,755	8,742,380	8,724,911	1.9%
AmeriLife Holdings LLC	First Lien Delayed Draw Term Loan	SOFR+	5.00%	0.75%	Floor	(9)	8.80%	8/31/2029	2,794,841	2,786,222	2,775,043	0.6%
AmeriLife Holdings LLC	First Lien Revolver	SOFR+	5.00%	0.75%	Floor	(9)	8.80%	8/31/2028	340,716	338,090	333,901	0.1%
Arden Insurance Services LLC	First Lien Term Loan	SOFR+	5.00%	1.00%	Floor		9.07%	11/27/2030	3,558,567	3,520,277	3,533,301	0.8%
Arden Insurance Services LLC	First Lien Revolver	SOFR+	5.00%	1.00%	Floor	(9)	9.07%	11/27/2030	398,415	396,376	394,944	0.1%
ARMStrong Receivable Management	First Lien Term Loan	SOFR+	4.75%	1.00%	Floor		8.92%	10/9/2029	3,779,977	3,762,744	3,758,053	0.8%
ARMStrong Receivable Management	First Lien Delayed Draw Term Loan	SOFR+	4.75%	1.00%	Floor		8.92%	10/9/2029	128,449	127,244	127,691	0.0%
ARMStrong Receivable Management	First Lien Delayed Draw Term Loan	SOFR+	4.75%	1.00%	Floor		8.61%	10/9/2029	524,950	521,281	521,853	0.1%
ARMStrong Receivable Management	First Lien Revolver	SOFR+	4.75%	1.00%	Floor	(9)	8.92%	10/9/2029	—	(149)	(757)	0.0%
Babylon Buyer, Inc.	First Lien Term Loan	SOFR+	5.00%	0.75%	Floor		8.90%	3/8/2030	17,925,256	17,816,956	17,772,891	3.9%
Babylon Buyer, Inc.	First Lien Term Loan	SOFR+	5.50%	0.75%	Floor		9.40%	3/8/2030	3,531,868	3,501,049	3,531,868	0.8%
Babylon Buyer, Inc.	First Lien Revolver	SOFR+	5.50%	0.75%	Floor	(9)	9.40%	3/8/2030	—	(1,148)	—	0.0%

Bellwether Buyer, L.L.C.	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		8.40%	4/15/2032	5,783,133	5,759,901	5,759,422	1.3%
Bellwether Buyer, L.L.C.	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(9)	8.40%	4/15/2032	680,723	673,695	668,373	0.1%
Bellwether Buyer, L.L.C.	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(9)	8.40%	4/15/2032	—	(4,816)	(4,940)	0.0%
Fetch, Inc.	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.65%	3/31/2033	19,310,205	19,180,919	19,165,378	4.2%
Fetch, Inc.	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(9)	8.65%	9/30/2028	—	(30,240)	(42,596)	0.0%
Fetch, Inc.	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	8.65%	3/31/2033	—	(32,039)	(27,032)	0.0%
Foundation Risk Partners, Corp.	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.82%	10/29/2030	2,753,327	2,753,327	2,742,864	0.6%
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(9)	8.82%	10/29/2030	12,037,858	12,025,047	11,990,458	2.6%
Foundation Risk Partners, Corp.	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	8.82%	10/29/2029	371,926	371,554	368,257	0.1%
Galway Borrower LLC	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		8.57%	9/29/2028	11,757,863	11,742,882	11,713,183	2.6%
Galway Borrower LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor		8.57%	9/29/2028	4,466,971	4,445,630	4,442,428	1.0%
Galway Borrower LLC	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(9)	8.58%	9/29/2028	96,438	96,438	94,143	0.0%
Howden UK Refinance PLC	Unsecured Note	N/A				(8)	8.13%	2/16/2032	1,943,920	1,856,776	1,729,757	0.4%
People Corp Holdco LP	Unsecured Note	N/A					12.50% PIK	10/28/2030	9,974,926	10,205,709	9,800,364	2.1%
Redwood Purchaser, Inc.	First Lien Term Loan	SOFR+	5.50%	0.75%	Floor		9.57%	3/3/2031	7,002,565	6,937,996	6,907,947	1.5%
Redwood Purchaser, Inc.	First Lien Delayed Draw Term Loan	SOFR+	5.50%	0.75%	Floor	(9)	9.57%	3/3/2027	—	(15,571)	(49,682)	0.0%
Redwood Purchaser, Inc.	First Lien Delayed Draw Term Loan	SOFR+	5.50%	0.75%	Floor	(9)	9.57%	3/3/2031	2,373,520	2,248,991	2,149,068	0.5%
Redwood Purchaser, Inc.	First Lien Revolver	SOFR+	5.50%	0.75%	Floor	(9)	9.34%	3/3/2031	230,917	214,437	207,516	0.0%
THG Acquisition, LLC	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.65%	10/31/2031	11,072,434	10,992,066	10,987,177	2.4%
THG Acquisition, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(9)	8.65%	10/31/2031	2,116,433	2,106,896	2,097,256	0.5%
THG Acquisition, LLC	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	8.65%	10/31/2031	479,714	479,036	470,066	0.1%
World Insurance Associates, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.00%	1.00%	Floor		9.07%	4/3/2030	3,986,144	3,971,512	3,977,990	0.9%
World Insurance Associates, LLC	First Lien Revolver	SOFR+	5.00%	1.00%	Floor	(9)	9.07%	4/3/2030	—	(756)	(442)	0.0%
Total Insurance										151,818,064	151,028,612

IT Services
Auctane, Inc.	First Lien Term Loan	SOFR+	5.75%	0.75%	Floor		9.51%	6/1/2033	10,494,511	10,344,605	10,415,803	2.3%
CoreWeave Financing DDTL V LLC	First Lien Delayed Draw Term Loan	SOFR+	5.50%			(8)(9)	9.26%	9/1/2031	715,219	680,288	725,435	0.2%
Global AI Inc	First Lien Term Loan	SOFR+	6.50%			(8)	10.40%	6/16/2031	5,200,000	5,096,000	5,180,500	1.1%
OneSource Virtual, Inc.	First Lien Term Loan	SOFR+	4.50%	0.50%	Floor		8.57%	1/31/2033	5,422,830	5,398,302	5,417,930	1.2%
OneSource Virtual, Inc.	First Lien Revolver	SOFR+	4.50%	0.50%	Floor	(9)	8.57%	1/31/2033	—	(4,470)	(890)	0.0%
Pico Quantitative Trading LLC	First Lien Term Loan	SOFR+	6.00%	0.75%	Floor		9.75%	7/9/2032	15,775,920	15,506,103	15,539,281	3.4%
Pico Quantitative Trading LLC	First Lien Revolver	SOFR+	6.00%	0.75%	Floor	(9)	9.75%	7/9/2032	3,460,201	3,367,010	3,387,536	0.7%
Redwood Services Group, LLC	First Lien Term Loan	SOFR+	5.00%	0.75%	Floor		9.08%	6/15/2029	2,378,695	2,364,188	2,378,695	0.5%
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(9)	8.83%	6/15/2029	3,055,903	3,010,493	2,979,617	0.7%
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.00%	0.75%	Floor		9.08%	6/15/2029	3,060,645	3,048,957	3,060,645	0.7%
Total IT Services										48,811,476	49,084,552

Professional Services
Accordion Partners Holdings LLC	Unsecured Note	N/A					12.75% PIK	11/15/2034	5,194,073	5,128,540	5,122,914	1.1%
Accordion Partners LLC	First Lien Term Loan	SOFR+	5.00%	0.75%	Floor		8.98%	11/17/2031	16,305,127	16,248,899	16,269,256	3.6%
Accordion Partners LLC	First Lien Delayed Draw Term Loan	SOFR+	5.00%	0.75%	Floor		8.98%	11/17/2031	5,005,855	4,985,377	4,994,842	1.1%
Accordion Partners LLC	First Lien Revolver	SOFR+	5.00%	0.75%	Floor	(9)	8.98%	11/17/2031	—	—	(2,864)	0.0%
Aprio Advisory Group, LLC	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.82%	8/1/2031	2,475,000	2,436,715	2,454,952	0.5%
Aprio Advisory Group, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(9)	8.82%	8/1/2031	13,333,190	13,084,960	13,142,564	2.9%
Baker Tilly Advisory Group, LP	First Lien Term Loan	SOFR+	4.25%	0.75%	Floor		8.15%	6/3/2031	6,672,772	6,618,500	6,579,353	1.4%

Baker Tilly Advisory Group, LP	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.65%	6/3/2031	2,076,722	2,055,922	2,069,661	0.5%
Baker Tilly Advisory Group, LP	First Lien Revolver	SOFR+	4.25%	0.75%	Floor	(9)	8.00%	6/3/2030	751,290	745,191	748,368	0.2%
Beacon Global Strategies LLC	First Lien Term Loan	SOFR+	4.25%	0.75%	Floor		8.85%	4/25/2033	6,991,458	6,925,942	6,939,022	1.5%
Beacon Global Strategies LLC	First Lien Delayed Draw Term Loan	SOFR+	4.25%	0.75%	Floor	(9)	8.85%	4/23/2028	—	(12,522)	(19,663)	0.0%
Cherry Bekaert Advisory LLC	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.82%	6/28/2030	5,172,395	5,136,399	5,083,946	1.1%
Cherry Bekaert Advisory LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor		8.82%	6/28/2030	3,553,889	3,533,256	3,493,117	0.8%
Crete PA Holdco, LLC	First Lien Term Loan	SOFR+	5.25%	1.00%	Floor		9.01%	11/26/2030	2,225,124	2,192,373	2,191,747	0.5%
Crete PA Holdco, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.25%	1.00%	Floor	(9)	9.01%	9/1/2027	—	(16,375)	(33,377)	0.0%
Crete PA Holdco, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.25%	1.00%	Floor	(9)	9.01%	9/1/2028	—	(16,375)	(33,377)	0.0%
Crowe Advisory LLC	First Lien Term Loan	SOFR+	5.50%	0.75%	Floor		9.26%	8/8/2033	11,210,912	11,101,213	11,098,803	2.4%
Crowe Advisory LLC	First Lien Delayed Draw Term Loan	SOFR+	5.50%	0.75%	Floor	(9)	9.26%	8/7/2028	—	(10,970)	(22,422)	0.0%
Crowe Advisory LLC	First Lien Revolver	SOFR+	5.50%	0.75%	Floor	(9)	9.26%	8/9/2032	—	(10,930)	(11,211)	0.0%
Eisner Advisory Group LLC	First Lien Term Loan	SOFR+	4.00%	0.50%	Floor	(8)	7.90%	2/28/2031	1,436,681	1,395,001	1,436,028	0.3%
Heights Buyer, LLC	First Lien Term Loan	SOFR+	5.00%	1.00%	Floor		8.86%	8/25/2028	1,180,193	1,173,120	1,170,161	0.3%
Heights Buyer, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.00%	1.00%	Floor	(9)	8.86%	6/24/2027	—	(4,909)	(13,763)	0.0%
Inizio Group Limited	First Lien Term Loan	SOFR+	4.25%	0.50%	Floor	(8)	8.42%	8/19/2028	2,191,891	2,173,003	2,145,314	0.5%
KRIV Acquisition Inc.	First Lien Term Loan	SOFR+	4.50%	1.00%	Floor		8.57%	7/31/2031	7,684,032	7,626,909	7,649,453	1.7%
KRIV Acquisition Inc.	First Lien Delayed Draw Term Loan	SOFR+	4.50%	1.00%	Floor	(9)	8.57%	9/30/2027	—	(9,997)	(10,903)	0.0%
KRIV Acquisition Inc.	First Lien Revolver	SOFR+	4.50%	1.00%	Floor	(9)	8.57%	7/31/2031	350,291	340,507	344,932	0.1%
London Buyer, LLC	First Lien Term Loan	SOFR+	5.00%	0.75%	Floor		9.07%	6/24/2033	7,485,675	7,413,716	7,410,818	1.6%
London Buyer, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.00%	0.75%	Floor	(9)	9.07%	6/30/2028	—	(3,998)	(8,317)	0.0%
London Buyer, LLC	First Lien Revolver	SOFR+	5.00%	0.75%	Floor	(9)	9.07%	6/24/2033	—	(12,474)	(12,976)	0.0%
MacKay Sposito, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.25%	0.75%	Floor	(9)	8.00%	4/22/2033	1,294,671	1,250,732	1,234,547	0.3%
MacKay Sposito, LLC	First Lien Revolver	SOFR+	4.25%	0.75%	Floor	(9)	8.00%	4/22/2033	—	(8,304)	(6,625)	0.0%
More Cowbell II, LLC	First Lien Term Loan	SOFR+	4.25%	0.75%	Floor		7.74%	9/3/2030	12,465,733	12,465,733	12,465,733	2.7%
More Cowbell II, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.25%	0.75%	Floor	(9)	7.74%	9/3/2027	—	—	—	0.0%
More Cowbell II, LLC	First Lien Revolver	SOFR+	4.25%	0.75%	Floor	(9)	7.74%	9/4/2029	—	—	—	0.0%
PAS Parent Inc.	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor		8.40%	8/18/2032	4,101,089	4,083,863	4,042,854	0.9%
PAS Parent Inc.	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(9)	8.40%	8/18/2028	—	(17,737)	(59,156)	0.0%
PAS Parent Inc.	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(9)	8.40%	8/18/2031	—	(1,550)	(5,325)	0.0%
Petra Borrower, LLC	First Lien Term Loan	SOFR+	5.75%	1.00%	Floor		9.51%	11/15/2030	4,245,300	4,207,373	4,222,375	0.9%
Petra Borrower, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.75%	1.00%	Floor		9.79%	11/15/2030	1,656,253	1,644,585	1,647,309	0.4%
Petra Borrower, LLC	First Lien Revolver	ABR+	4.75%	2.00%	Floor	(9)	11.75%	11/15/2029	53,590	51,926	49,972	0.0%
Portage Point Partners, LLC	First Lien Term Loan	SOFR+	5.00%	0.75%	Floor		8.82%	5/2/2033	4,496,411	4,453,965	4,462,688	1.0%
Portage Point Partners, LLC	First Lien Revolver	SOFR+	5.00%	0.75%	Floor	(9)	8.82%	5/2/2033	—	(5,838)	(4,638)	0.0%
SAM Holding Company, Inc.	First Lien Term Loan	SOFR+	5.00%	0.75%	Floor		9.07%	6/30/2033	3,334,337	3,318,271	3,322,333	0.7%
SAM Holding Company, Inc.	First Lien Delayed Draw Term Loan	SOFR+	5.00%	0.75%	Floor	(9)	9.07%	6/30/2028	—	(18,073)	(15,005)	0.0%
TRAK Purchaser, Inc.	First Lien Term Loan	SOFR+	5.75%	1.00%	Floor		9.57%	6/20/2031	11,154,250	11,020,618	11,119,672	2.4%
TRAK Purchaser, Inc.	First Lien Revolver	SOFR+	5.75%	1.00%	Floor	(9)	9.57%	6/20/2031	—	(7,881)	(2,024)	0.0%
True Talent Advisory Borrower LLC	First Lien Term Loan	SOFR+	5.25%	1.00%	Floor		9.32%	1/10/2033	8,684,573	8,528,875	8,684,573	1.9%
True Talent Advisory Borrower LLC	First Lien Delayed Draw Term Loan	SOFR+	5.25%	1.00%	Floor	(9)	9.32%	1/10/2033	405,280	364,385	405,280	0.1%
True Talent Advisory Borrower LLC	First Lien Revolver	SOFR+	5.25%	1.00%	Floor	(9)	9.32%	1/9/2032	—	(37,692)	—	0.0%
Wasteology Group Transportation, LLC	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.50%	11/3/2032	6,005,251	5,951,930	5,966,303	1.3%
Wasteology Group Transportation, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(9)	8.50%	11/3/2027	—	(31,157)	(45,517)	0.0%
Wasteology Group Transportation, LLC	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	8.50%	11/3/2032	—	(19,282)	(14,085)	0.0%
Total Professional Services										157,411,735	157,647,642

Real Estate Management & Development
Accuserve Solutions, Inc.	First Lien Term Loan	SOFR+	6.00% (incl 3.38% PIK)	1.00%	Floor		9.82%	3/15/2030	8,763,301	8,679,298	8,473,236	1.9%

Accuserve Solutions, Inc.	First Lien Revolver	SOFR+	5.25%	1.00%	Floor	(9)	9.14%	3/15/2030	226,699	226,699	213,469	0.0%
AKAM Buyer, Inc.	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.82%	2/27/2032	9,009,775	8,928,560	8,942,202	2.0%
AKAM Buyer, Inc.	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(9)	8.82%	2/27/2032	737,236	712,483	700,618	0.2%
AKAM Buyer, Inc.	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	8.82%	2/27/2032	—	(17,129)	(13,995)	0.0%
Conservice Midco, LLC	First Lien Term Loan	SOFR+	4.25%	0.75%	Floor		8.32%	2/25/2033	3,840,726	3,823,160	3,831,634	0.8%
Conservice Midco, LLC	First Lien Revolver	SOFR+	4.25%	0.75%	Floor	(9)	8.32%	2/25/2033	—	(2,840)	(1,467)	0.0%
Freedom Funding Center LLC	Unsecured Note	N/A				(8)(10)	12.00%	10/1/2037	5,000,000	5,000,000	5,062,500	1.1%
Low Voltage Holdings Inc.	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.82%	4/28/2032	1,932,411	1,920,710	1,934,934	0.4%
Low Voltage Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(9)	8.82%	10/28/2027	—	(828)	358	0.0%
Low Voltage Holdings Inc.	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	8.51%	4/28/2032	110,361	108,639	110,733	0.0%
Metropolis Technologies Inc.	First Lien Term Loan	SOFR+	5.25%			(8)	9.01%	11/3/2032	7,374,275	7,309,880	7,268,270	1.6%
Redwood Trust, Inc.	First Lien Revolver	SOFR+	5.00%	2.00%	Floor		9.07%	9/30/2028	8,612,500	8,511,669	8,504,844	1.9%
Southpaw AP Buyer, LLC	First Lien Term Loan	SOFR+	5.25%	1.00%	Floor		9.22%	3/2/2028	4,506,628	4,486,661	4,472,829	1.0%
Southpaw AP Buyer, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.25%	1.00%	Floor		9.30%	3/2/2028	221,868	221,081	220,204	0.0%
Southpaw AP Buyer, LLC	First Lien Revolver	SOFR+	5.25%	1.00%	Floor	(9)	8.78%	3/2/2028	51,458	51,458	49,766	0.0%
Titan Home Improvement, LLC	First Lien Term Loan	SOFR+	4.75%	1.00%	Floor		8.51%	5/31/2030	2,552,558	2,519,383	2,535,711	0.6%
Titan Home Improvement, LLC	First Lien Revolver	SOFR+	5.00%	1.00%	Floor	(9)	8.81%	5/31/2030	73,256	73,256	70,570	0.0%
Total Real Estate Management & Development										52,552,140	52,376,416

Software
Archduke Buyer, Inc.	First Lien Term Loan	SOFR+	5.50%	0.50%	Floor		9.33%	12/3/2032	3,907,684	3,873,222	3,839,299	0.8%
Archduke Buyer, Inc.	First Lien Revolver	SOFR+	5.50%	0.50%	Floor	(9)	9.33%	12/3/2032	—	(3,638)	(7,076)	0.0%
Boxer Parent Company Inc.	First Lien Term Loan	SOFR+	2.75%			(8)	6.51%	7/30/2031	841,985	791,767	797,498	0.2%
Cardinal Parent Inc	First Lien Term Loan	SOFR+	4.50%	0.75%	Floor	(8)	8.24%	11/12/2027	2,946,015	2,893,481	2,651,414	0.6%
Diligent Corporation	First Lien Term Loan	SOFR+	5.00%	0.75%	Floor		8.76%	8/2/2030	4,738,285	4,715,259	4,656,786	1.0%
Diligent Corporation	First Lien Term Loan	SOFR+	8.42% PIK	0.75%	Floor		12.18% PIK	8/2/2030	837,909	833,961	823,497	0.2%
Diligent Corporation	First Lien Revolver	SOFR+	5.00%	0.75%	Floor	(9)	8.76%	8/2/2030	197,297	197,297	190,771	0.0%
Flexera Software LLC	First Lien Term Loan	SOFR+	4.50%	0.50%	Floor		8.23%	8/16/2032	2,067,379	2,063,043	2,015,695	0.4%
Flexera Software LLC	First Lien Term Loan	EURIBOR+	4.75%	0.50%	Floor		7.23%	8/16/2032	1,226,096	1,431,707	1,353,780	0.3%
Flexera Software LLC	First Lien Revolver	SOFR+	4.50%	0.50%	Floor	(9)	8.23%	8/16/2032	—	(961)	(11,413)	0.0%
Fullsteam Holdco, L.P.	Unsecured Note	N/A					13.00% PIK	8/9/2032	5,797,764	5,732,850	5,642,964	1.2%
Fullsteam Operations LLC	First Lien Term Loan	SOFR+	5.25%	0.75%	Floor		9.01%	8/8/2031	10,312,500	10,229,096	10,126,875	2.2%
Fullsteam Operations LLC	First Lien Delayed Draw Term Loan	SOFR+	5.25%	0.75%	Floor	(9)	9.02%	8/8/2031	623,960	606,410	562,085	0.1%
Fullsteam Operations LLC	First Lien Revolver	SOFR+	5.25%	0.75%	Floor	(9)	9.01%	8/8/2031	—	(10,363)	(22,500)	0.0%
GovDelivery Holdings, LLC	First Lien Term Loan	SOFR+	5.75% (incl 2.25% PIK)	0.75%	Floor		9.57%	1/17/2031	2,787,829	2,787,829	2,787,829	0.6%
GovDelivery Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR+	5.25% (incl 2.25% PIK)	0.75%	Floor		9.07%	1/17/2031	412,950	412,950	412,950	0.1%
GovDelivery Holdings, LLC	First Lien Revolver	ABR+	4.25%	0.75%	Floor	(9)	11.25%	1/17/2031	—	—	—	0.0%
GS Acquisitionco, Inc.	First Lien Delayed Draw Term Loan	SOFR+	5.25%	1.00%	Floor	(9)	9.32%	5/16/2027	—	(7,093)	(512,500)	-0.1%
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor		8.26%	7/23/2031	1,854,126	1,843,697	1,849,329	0.4%
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.50%	0.75%	Floor	(9)	8.26%	6/27/2027	—	(3,415)	(3,850)	0.0%
Kona Buyer, LLC	First Lien Revolver	SOFR+	4.50%	0.75%	Floor	(9)	8.26%	7/23/2031	17,700	16,942	17,273	0.0%
Modena Buyer LLC	First Lien Term Loan	SOFR+	4.25%			(8)	8.07%	7/1/2031	1,633,458	1,524,250	1,584,455	0.3%
MRI Software LLC	First Lien Term Loan	SOFR+	4.75%	1.00%	Floor		8.82%	2/10/2028	2,289,666	2,288,345	2,279,363	0.5%
MRI Software LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	1.00%	Floor	(9)	8.82%	2/10/2028	5,398,950	5,376,651	5,365,172	1.2%
MRI Software LLC	First Lien Revolver	SOFR+	4.75%	1.00%	Floor	(9)	8.82%	2/10/2028	289,903	286,509	284,685	0.1%
oneZero Financial Systems, LLC	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.50%	10/7/2031	8,524,038	8,498,610	8,416,636	1.8%
oneZero Financial Systems, LLC	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(9)	8.50%	10/7/2031	600,274	596,228	581,289	0.1%
oneZero Financial Systems, LLC	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	8.50%	10/7/2031	—	—	(13,738)	0.0%

Orion Advisor Solutions, LLC	Second Lien Term Loan	SOFR+	5.75%	1.00%	Floor		9.50%	12/31/2030	6,895,014	6,866,794	6,841,233	1.5%
Propio LS, LLC	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.82%	5/13/2030	3,365,296	3,340,696	3,357,480	0.7%
Propio LS, LLC	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	8.82%	5/13/2030	—	(668)	(214)	0.0%
Saab Purchaser, Inc.	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.82%	11/12/2031	3,567,785	3,538,058	3,487,510	0.8%
Saab Purchaser, Inc.	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(9)	8.82%	11/12/2031	2,992,336	2,962,649	2,914,650	0.6%
Saab Purchaser, Inc.	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	8.82%	11/12/2031	—	(4,156)	(10,789)	0.0%
Trintech, Inc.	First Lien Term Loan	SOFR+	4.75%	0.75%	Floor		8.65%	1/28/2033	8,121,346	8,047,917	7,999,526	1.8%
Trintech, Inc.	First Lien Delayed Draw Term Loan	SOFR+	4.75%	0.75%	Floor	(9)	8.65%	1/29/2028	—	(6,119)	(20,303)	0.0%
Trintech, Inc.	First Lien Revolver	SOFR+	4.75%	0.75%	Floor	(9)	8.65%	1/28/2033	—	(10,229)	(16,971)	0.0%
Total Software										81,709,576	80,220,690

Technology Hardware, Storage & Peripherals
IE Mackenzie Compute Ltd.	First Lien Delayed Draw Term Loan	N/A				(9)	9.00%	2/26/2029	1,005,600	990,109	964,000	0.2%
Lytx, Inc.	First Lien Term Loan	SOFR+	5.00%	1.00%	Floor		9.00%	2/28/2028	7,500,000	7,500,000	7,500,000	1.6%
Total Technology Hardware, Storage & Peripherals										8,490,109	8,464,000

Total Debt Investments										$864,431,558	$859,239,973

Portfolio Company	Investment Type	Footnotes	Interest Rate	Acquisition Date	Par Amount / Units	Cost	Fair Value	Sum of % of NAV
Non-controlled/non-affiliated investments
Preferred Equity - 0.6%
Financial Services
Ares Global Structured Solutions Rated Notes Feeder LLC	Preferred Equity	(9)	N/A	7/1/2026	318,561	318,561	318,561	0.1%
Coller Evergreen CFO I Equity Holdings L.P.	Preferred Equity	(9)	N/A	6/23/2026	441,109	441,109	441,109	0.1%
MC CIF Wealth Management (UK) Ltd.	Preferred Equity		12.00% PIK	8/12/2025	1,000,437	991,687	994,334	0.2%
MC CIF Wealth Management (UK) Ltd.	Preferred Equity		12.00% (incl. 6.00% PIK)	8/12/2025	936,165	927,415	927,740	0.2%
Total Financial Services						2,678,772	2,681,744

Total Preferred Equity						2,678,772	2,681,744

Total non-controlled/non-affiliated investments						867,110,330	861,921,717

Non-controlled/affiliated investments
Common Equity - 0.9%
Professional Services
SPV CA IX, LLC	Common Equity	(9)(12)(13)		7/18/2025	3,812,713	3,812,713	4,077,359	0.9%
Total Professional Services						3,812,713	4,077,359

Total Common Equity						3,812,713	4,077,359

Total non-controlled/affiliated investments						3,812,713	4,077,359

Total investments						$870,923,043	$865,999,076
(1)All of the Fund's investments are domiciled in the United States, except for Apex Group Treasury LLC, Barings Middle Market CLO Ltd., Flow Traders Holding, LLC, Howden UK Refinance PLC, IE Mackenzie Compute Ltd., Inizio Group Limited, LendDirect Trust, MC CIF Wealth Management (UK) Ltd, New Mountain Guardian IV Income Rated Feeder II, Ltd. and People Corp Holdco LP which are domiciled in Ireland, Cayman Islands, Bermuda, United Kingdom, Canada, United Kingdom, Canada, United Kingdom, Bermuda and Canada, respectively.
(2)Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy.
(3)All investments were qualifying assets as defined under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"), except for Apex Group Treasury LLC, Ares Global Structured Solutions Rated Notes Feeder LLC, Barings Middle Market CLO Ltd., Best Egg Asset Structured Pass Through Master Trust, Churchill Middle Market CLO Ltd., Coller Evergreen CFO I Equity Holdings Feeder B, L.P., Coller Evergreen CFO I, L.P., Coller Private Equity Backed Notes & Loans II-A L.P., CoreWeave Financing DDTL V LLC, Flow Traders Holding, LLC, Howden UK Refinance PLC, IE Mackenzie Compute Ltd, Inizio Group Limited, Ivy Hill Middle Market Credit Fund XII Ltd., LendDirect Trust, LendingTree Inc., MC CIF Wealth Management (UK) Ltd., New Mountain Guardian IV Income Rated Feeder II, Ltd, Redwood Trust, Inc. and People Corp Holdco LP. As of September 30, 2026, non-qualifying assets totaled 8.4% of the Fund's total assets.
(4)As of September 30, 2026, all investments are pledged as collateral except for investments in Ares Global Structured Solutions Rated Notes Feeder LLC, Barings Middle Market CLO Ltd., Best Egg Asset Structured Pass Through Master Trust, Churchill Middle Market CLO Ltd., Coller Evergreen CFO I Equity Holdings Feeder B, L.P., Coller Evergreen CFO I, L.P., Howden UK Refinance PLC, Ivy Hill Middle Market Credit Fund XII Ltd., LendDirect Trust, London Buyer, LLC, MC CIF Wealth Management (UK) Ltd., SAM Holding Company, Inc. and SPV CA IX, LLC.
(5)The date disclosed represents the expiration of the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(6)Cost represents the original cost adjusted for amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(7)Percentage is based on net assets of $455,895,373 as of September 30, 2026.

(8)Represents securities categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy.
(9)This investment has an unfunded commitment as of September 30, 2026. For further details, see Note 5. Fair value includes an analysis of the unfunded commitment.
(10)Security is exempt from registration under Rule 144A of the Securities Act of 1933.
(11)The majority of the securities bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate ("SOFR"), which at September 30, 2026 was 3.90%; Alternate Base Rate ("ABR"), which at September 30, 2026 was 7.00%; and the Euro Interbank Offered Rate ("EURIBOR"), which at September 30, 2026 was 2.5%. For each such security, the Fund has provided the applicable spread over SOFR, ABR and EURIBOR and the current contractual interest rate in effect at September 30, 2026. Certain investments contain a Payment-in-Kind (“PIK”) provision. SOFR based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.
(12)Investment measured at net asset value ("NAV").
(13)As defined in the 1940 Act, the Fund is deemed to be an "affiliated person" because it owns more than 5% but less than 25% of the portfolio company's voting securities, or it has power to exercise control over the management or policies of such portfolio company ('non-controlled affiliate"). As of September 30, 2026, the Fund's “Non-Controlled/Affiliated Investments” were as follows:

	Fair Value as of January 1, 2026	Gross Additions	Gross Reductions	Change in Unrealized Gains (Loss)	Net Realized Gain (Loss)	Fair Value as of September 30, 2026	Income
Non-Controlled/Affiliated Investments
SPV CA IX, LLC	$1,736,093	$2,160,676	$-	$180,590	$-	$4,077,359	$-
Total Non-Controlled/Affiliated Investments	$1,736,093	$2,160,676	$-	$180,590		$4,077,359	$-
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
September 30, 2026
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
Stone Point Credit formed SPCIF Funding I LLC (“SPV I”), and SPCIF Funding II LLC ("SPV II", and together with SPV I, the "SPVs") which are wholly-owned financing subsidiaries of the Fund for the purpose of holding pledged investments as collateral under financing facilities. From time to time, the Fund may form additional wholly-owned subsidiaries to facilitate its business.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of deposits in a money market account and demand deposits held at a custodian bank. Cash and cash equivalents are carried at cost, which approximates fair value. The Fund’s deposits may, at times, exceed the insured limits under applicable law. The Fund's deposits in money market funds are considered Level 1 securities within the fair value hierarchy. As of September 30, 2026 and December 31, 2025, there was $376,955 and $114,267, respectively, of cash denominated in foreign currencies included within "cash and cash equivalents" on the Consolidated Statement of Assets and Liabilities.
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
Deferred Financing
Financing costs incurred in connection with the Fund’s borrowings (see Note 6) are deferred and amortized over the life of the corresponding facilities. The Fund records origination and other expenses related to its debt obligations as deferred financing costs. Deferred financing costs are presented on the Consolidated Statements of Assets and Liabilities as a direct deduction from the debt liability.
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

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	For the period January 22, 2025 (Commencement of Operations) through September 30, 2025
Fee income	$356,955	$68,148	$492,776	$68,148
Total revenue from contracts with customers	$356,955	$68,148	$492,776	$68,148
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
Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of both September 30, 2026 and December 31, 2025, no investments were on non-accrual status.
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. During the three and nine months ended September 30, 2026, the Fund earned dividend income of $56,667 and $166,570, respectively, that was included on the Consolidated Statements of Operations as dividend income. For the three months ended September 30, 2025 and for the period January 22, 2025 (Commencement of Operations) through September 30, 2025, the Fund earned dividend income of $30,370 and $30,370 respectively.
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
The Fund records realized gains and losses resulting from transactions in foreign currency on the Consolidated Statements of Operations. During the three and nine months ended September 30, 2026, the Fund recorded $5 of net realized losses on foreign currency transactions and $23,325 of net realized gains on foreign currency transactions, respectively. For the three months ended September 30, 2025 and for the period January 22, 2025 (Commencement of Operations) through September 30, 2025, the Fund recorded $10,827 and $10,827 of net realized gains on foreign currency transactions, respectively.
Fluctuations arising from the translation of foreign currency borrowings are included with the net change in unrealized appreciation (depreciation) from translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations. During the three and nine months ended September 30, 2026, the Fund recorded a net change of $58,625 and $556,100 in unrealized appreciation on the translation of assets and liabilities in foreign currencies, respectively. For the three months ended September 30, 2025 and for the period January 22, 2025 (Commencement of Operations) through September 30, 2025, the Fund recorded $11,373 and $11,373 of net change in unrealized depreciation on the translation of assets and liabilities in foreign currency.
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

The Fund evaluates tax positions taken or expected to be taken while preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain income tax positions from Commencement of Operations through September 30, 2026. As of September 30, 2026 and December 31, 2025, the tax cost of the Fund's investments approximates its amortized cost.
Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments
The Fund measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized. During the three and nine months ended September 30, 2026 , the Fund recorded $109,270 of net realized losses on investments and $78,092 of net realized gains on investments, respectively. For the three months ended September 30, 2025 and for the period January 22, 2025 (Commencement of Operations) through September 30, 2025, the Fund recorded $123,759 and $262,427 of net realized gains on investments, respectively. During the three and nine months ended September 30, 2026, the Fund recorded $1,305,127 of net unrealized appreciation on investments and $4,515,492 of net unrealized depreciation on investments, respectively. For three months ended September 30, 2025 and for the period January 22, 2025 (Commencement of Operations) through September 30, 2025, the Fund recorded $90,875 of net unrealized appreciation on investments and $154,525 of net unrealized depreciation on investments, respectively.
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

In September 2026, the FASB issued ASU 2026-03 "Fair Value Measurement (Topic 820): Investment Companies With Equity Securities Subject to Contractual Sale Restrictions", which requires investment companies within the scope of ASC 946 to consider the effect of contractual sale restrictions when measuring the fair value of equity securities and to disclose the amount of any discount attributable to such restrictions. ASU 2026-03 is effective for annual reporting periods beginning after December 15, 2027, including interim periods within those annual periods. Early adoption is permitted. The amendments are required to be applied prospectively, with any adjustment upon adoption recognized in current-period earnings. The Fund is currently assessing the impact of the guidance but does not expect it will have a material impact on its consolidated financial statements.

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
For the three and nine months ended September 30, 2026, the Fund incurred Management Fees of $766,577 and $2,039,035, respectively. For the three months ended September 30, 2025 and for the period January 22, 2025 (Commencement of Operations) through September 30, 2025, the Fund incurred Management Fees of $343,565 and $717,060, respectively. As of September 30, 2026 and December 31, 2025, the Fund recorded Management Fees payable of $512,970 and $144,988, respectively.
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
For the three and nine months ended September 30, 2026, the Fund incurred investment income-based incentive fees of $890,859 and $2,102,879, respectively. For the three months ended September 30, 2025 and for the period January 22, 2025 (Commencement of Operations) through September 30, 2025, the Fund did not incur any investment income-based incentive fees. As of September 30, 2026, the Fund recorded investment income-based incentive fees payable of $890,859. The Fund did not record any income-based incentive fee payable as of December 31, 2025.
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
For the three and nine months ended September 30, 2026, the three months ended September 30, 2025 and for the period January 22, 2025 (Commencement of Operations) through September 30, 2025, the Fund did not accrue any Capital Gains Incentive Fees.
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
For the three and nine months ended September 30, 2026, the Fund incurred $248,623 and $708,171, respectively, of administrative overhead expenses that were included on the Consolidated Statements of Operations as professional fees. For the three months ended September 30, 2025 and for the period January 22, 2025 (Commencement of Operations) through September 30, 2025, the Fund incurred $99,718 and $398,766, respectively, of administrative overhead expenses that were included on the Consolidated Statements of Operations as professional fees. As of September 30, 2026 and December 31, 2025, $469,738 and $449,359, respectively, of administrative overhead expenses remained payable and were included on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses. For the three and nine months ended September 30, 2026, for the three months ended September 30, 2025 and for the period January 22, 2025 (Commencement of Operations) through September 30, 2025, the Administrator did not waive any charges that were eligible for reimbursement under the terms of the Administration Agreement.
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
For the three and nine months ended September 30, 2026, the Fund incurred expenses for services provided by the Sub-Administrator of $130,111 and $354,639, respectively, that were included on the Consolidated Statements of Operations as professional fees. For the three months ended September 30, 2025 and for the period January 22, 2025 (Commencement of Operations) through September 30, 2025, the Fund incurred expenses for services provided by the Sub-Administrator of $88,750 and $226,250, respectively, that were included on the Consolidated Statements of Operations as professional fees. As of September 30, 2026 and December 31, 2025, $324,639 and $144,718, respectively, remained payable and were included on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses.
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
For the three and nine months ended September 30, 2026, the Fund incurred expenses for services provided by the Custodian of $48,000 and $193,980, respectively, that were included on the Consolidated Statements of Operations as professional fees. For the three months ended September 30, 2025 and for the period January 22, 2025 (Commencement of Operations) through September 30, 2025, the Fund incurred expenses for services provided by the Custodian of $38,873 and $116,618, respectively, that were included on the Consolidated Statements of Operations as professional fees. As of September 30, 2026 and December 31, 2025, $199,985 and $59,788, respectively, remained payable and were included on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses.
Transfer Agent Fees
The Fund has entered into a transfer agent servicing agreement with U.S. Bank Global Fund Services (in such capacity, the “Transfer Agent”). For the three and nine months ended September 30, 2026, the Fund incurred expenses for services provided by the Transfer Agent of $26,013 and $80,054, respectively, that were included on the Consolidated Statements of Operations as professional fees. For the three months ended September 30, 2025 and for the period January 22, 2025 (Commencement of Operations) through September 30, 2025, the Fund incurred expenses for services provided by the Transfer Agent of $25,000 and $75,000, respectively, that were included on the Consolidated Statements of Operations as professional fees. As of September 30, 2026 and December 31, 2025, $44,929 and $23,996, respectively, remained payable and were included on the Consolidated Statements of Assets and Liabilities as accounts payable and accrued expenses.
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
For the three and nine months ended September 30, 2026, the Adviser provided expense support of $665,151 and $1,754,954, respectively, which were included in the Consolidated Statements of Operations as expense support reimbursement. For the three months ended September 30, 2025 and for the period January 22, 2025 (Commencement of Operations) through September 30, 2025, the Adviser provided expense support of $612,284 and $2,068,806, respectively, which were included on the Consolidated Statements of Operations as expense support reimbursement. For the three and nine months ended September 30, 2026, the three months ended September 30, 2025 and for the period January 22, 2025 (Commencement of Operations) through September 30, 2025, the Fund did not make any reimbursement payments to the Adviser. As of September 30, 2026 and December 31, 2025, $395,385 and $451,691, respectively, remained receivable and were included on the Consolidated Statements of Assets and Liabilities as expense support receivable.
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
For the three and nine months ended September 30, 2026, the Fund incurred offering costs of $9,966 and $67,660, respectively. For the three months ended September 30, 2025 and for the period January 22, 2025 (Commencement of Operations) through September 30, 2025, the Fund incurred offering costs of $163,189 and $442,328, respectively. As of both September 30, 2026 and December 31, 2025, there was no balance payable on the Consolidated Statements of Assets and Liabilities for offering costs payable.
Note 5.     Commitments and Contingencies
Litigation and Regulatory Matters
From time to time, the Fund may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Fund’s rights under contracts with the Fund’s portfolio companies. The Fund and the Adviser are not currently a party to any material legal proceedings.
Unfunded Portfolio Company Commitments
From time to time, the Fund may enter into commitments to fund investments. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. As of September 30, 2026, and December 31, 2025, the Fund had the following unfunded portfolio company commitments at par under loan and financing agreements:

Portfolio Company	Type of Investment	September 30, 2026	December 31, 2025
Accordion Partners LLC	First Lien Revolving Loan	$1,301,891	$1,301,891
Accuserve Solutions, Inc.	First Lien Revolving Loan	173,011	298,295
Action Behavior Centers Therapy LLC	First Lien Delayed Draw Term Loan	—	913,482
Action Behavior Centers Therapy LLC	First Lien Revolving Loan	714,286	714,286
Acentra Holdings, LLC	First Lien Revolving Loan	1,189,309	—
AKAM Buyer, Inc.	First Lien Delayed Draw Term Loan	4,145,119	—
AKAM Buyer, Inc.	First Lien Revolving Loan	1,865,957	—
Alkeme Intermediary Holdings, LLC	First Lien Delayed Draw Term Loan	1,882,043	—
AmeriLife Holdings LLC	First Lien Delayed Draw Term Loan	1,164,688	1,474,911
AmeriLife Holdings LLC	First Lien Delayed Draw Term Loan	—	107,544
AmeriLife Holdings LLC	First Lien Revolving Loan	1,022,147	1,135,718
Aprio Advisory Group, LLC	First Lien Delayed Draw Term Loan	—	4,298,459
Aprio Advisory Group, LLC	First Lien Delayed Draw Term Loan	10,200,887	11,123,263
Archduke Buyer, Inc.	First Lien Revolving Loan	404,341	404,341
Arden Insurance Services LLC	First Lien Revolving Loan	104,634	332,927
Ares Global Structured Solutions Rated Notes Feeder LLC	Unsecured Note	879,977	—
Ares Global Structured Solutions Rated Notes Feeder LLC	Preferred Equity	1,662,589	—
ARMStrong Receivable Management	First Lien Delayed Draw Term Loan	—	172,163
ARMStrong Receivable Management	First Lien Delayed Draw Term Loan	—	128,771

Portfolio Company	Type of Investment	September 30, 2026	December 31, 2025
ARMStrong Receivable Management	First Lien Revolving Loan	130,587	130,587
Babylon Buyer, Inc.	First Lien Revolving Loan	145,914	145,914
Baker Tilly Advisory Group, LP	First Lien Delayed Draw Term Loan	—	1,721,374
Baker Tilly Advisory Group, LP	First Lien Revolving Loan	417,383	387,324
Baker Tilly Advisory Group, LP	First Lien Revolving Loan	—	781,349
Beacon Global Strategies LLC	First Lien Delayed Draw Term Loan	2,621,797	—
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	3,624,775	5,812,428
Bellwether Buyer, L.L.C.	First Lien Delayed Draw Term Loan	2,331,325	3,012,048
Bellwether Buyer, L.L.C.	First Lien Revolving Loan	1,204,819	1,204,819
Belmont Buyer, Inc.	First Lien Revolving Loan	505,814	632,267
Cerity Partners Equity Holding LLC	First Lien Delayed Draw Term Loan	8,110,604	12,585,187
Cerity Partners Equity Holding LLC	First Lien Revolving Loan	637,156	994,817
Chartis Group, LLC	First Lien Delayed Draw Term Loan	395,105	437,063
Chartis Group, LLC	First Lien Revolving Loan	262,238	262,238
Cherry Bekaert Advisory LLC	First Lien Delayed Draw Term Loan	—	1,009,017
Cliffwater LLC	First Lien Revolving Loan	1,545,462	1,545,462
Coller Evergreen CFO I Equity Holdings Feeder B, L.P.	Preferred Equity	3,969,978	—
Coller Evergreen CFO I, L.P.	Unsecured Note	2,977,484	—
Coller Private Equity Backed Notes & Loans II-A L.P.	Unsecured Note	1,390,688	2,221,661
Conservice Midco, LLC	First Lien Revolving Loan	619,472	—
Continental Buyer, Inc.	First Lien Delayed Draw Term Loan	805,287	1,150,410
Continental Buyer, Inc.	First Lien Revolving Loan	3,494,584	3,494,584
CoreWeave Financing DDTL V LLC	First Lien Delayed Draw Term Loan	480,938	—
Crete PA Holdco, LLC	First Lien Delayed Draw Term Loan	2,225,124	—
Crete PA Holdco, LLC	First Lien Delayed Draw Term Loan	2,225,124	—
Crowe Advisory LLC	First Lien Delayed Draw Term Loan	2,242,182	—
Crowe Advisory LLC	First Lien Revolving Loan	1,121,091	—
Diligent Corporation	First Lien Delayed Draw Term Loan	—	1,570,022
Diligent Corporation	First Lien Revolving Loan	182,120	290,254
Equinox Buyer, LLC	First Lien Revolving Loan	1,483,586	1,483,586
Fetch, Inc.	First Lien Delayed Draw Term Loan	5,679,472	—
Fetch, Inc.	First Lien Revolving Loan	3,604,287	—
Flexera Software LLC	First Lien Revolving Loan	456,525	456,525
Flow Traders Holding, LLC	First Lien Revolving Loan	6,314,822	5,335,063
Foundation Risk Partners, Corp.	First Lien Delayed Draw Term Loan	435,569	—
Foundation Risk Partners, Corp.	First Lien Revolving Loan	619,877	674,442
Fullsteam Operations LLC	First Lien Delayed Draw Term Loan	2,813,540	3,437,500
Fullsteam Operations LLC	First Lien Revolving Loan	1,250,000	1,250,000
Galway Borrower LLC	First Lien Delayed Draw Term Loan	—	1,715,736
Galway Borrower LLC	First Lien Delayed Draw Term Loan	1,929,544	—
Galway Borrower LLC	First Lien Revolving Loan	507,447	498,262
GC Waves Holdings, Inc.	First Lien Delayed Draw Term Loan	5,850,054	8,669,115
GovDelivery Holdings, LLC	First Lien Revolving Loan	383,772	383,772
GS Acquisitionco, Inc.	First Lien Delayed Draw Term Loan	5,000,000	5,000,000

Portfolio Company	Type of Investment	September 30, 2026	December 31, 2025
HBWM Intermediate II, LLC	First Lien Delayed Draw Term Loan	2,759,135	—
HBWM Intermediate II, LLC	First Lien Revolving Loan	291,381	245,465
Headlands Buyer, Inc.	First Lien Delayed Draw Term Loan	4,423,818	4,423,818
Headlands Buyer, Inc.	First Lien Revolving Loan	2,164,099	2,164,099
Heights Buyer, LLC	First Lien Delayed Draw Term Loan	1,619,142	1,619,142
IE Mackenzie Compute Ltd.	First Lien Delayed Draw Term Loan	1,594,369	—
Kona Buyer, LLC	First Lien Delayed Draw Term Loan	1,487,779	1,487,779
Kona Buyer, LLC	First Lien Revolving Loan	147,504	165,205
KRIV Acquisition Inc.	First Lien Delayed Draw Term Loan	1,550,622	4,656,023
KRIV Acquisition Inc.	First Lien Delayed Draw Term Loan	872,246	2,619,077
KRIV Acquisition Inc.	First Lien Revolving Loan	840,699	1,097,413
LendDirect Trust	Second Lien Revolving Loan	95,449	—
Livewire Acquisition, Inc.	First Lien Revolving Loan	1,743,972	—
London Buyer, LLC	First Lien Delayed Draw Term Loan	831,742	—
London Buyer, LLC	First Lien Revolving Loan	1,297,590	—
Low Voltage Holdings Inc.	First Lien Delayed Draw Term Loan	273,848	369,850
Low Voltage Holdings Inc.	First Lien Revolving Loan	174,442	284,803
MacKay Sposito, LLC	First Lien Delayed Draw Term Loan	6,721,868	—
MacKay Sposito, LLC	First Lien Revolving Loan	883,388	—
MAI Capital Management Intermediate LLC	First Lien Delayed Draw Term Loan	1,501,947	2,099,370
MAI Capital Management Intermediate LLC	First Lien Delayed Draw Term Loan	8,690,470	—
MAI Capital Management Intermediate LLC	First Lien Revolving Loan	1,281,671	871,245
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	—	1,333,333
MB2 Dental Solutions, LLC	First Lien Delayed Draw Term Loan	1,189,162	—
MB2 Dental Solutions, LLC	First Lien Revolving Loan	450,000	455,556
MedX Holdings, LLC	First Lien Delayed Draw Term Loan	1,741,581	3,097,727
MedX Holdings, LLC	First Lien Revolving Loan	1,525,253	1,454,545
More Cowbell II, LLC	First Lien Delayed Draw Term Loan	872,218	872,218
More Cowbell II, LLC	First Lien Revolving Loan	1,792,850	1,792,850
MRI Software LLC	First Lien Delayed Draw Term Loan	2,107,348	6,623,094
MRI Software LLC	First Lien Revolving Loan	869,710	927,691
OneSource Virtual, Inc.	First Lien Revolving Loan	984,544	—
oneZero Financial Systems, LLC	First Lien Delayed Draw Term Loan	906,490	1,003,846
oneZero Financial Systems, LLC	First Lien Revolving Loan	1,081,731	1,081,731
PAS Parent Inc.	First Lien Delayed Draw Term Loan	4,165,937	4,165,937
PAS Parent Inc.	First Lien Revolving Loan	375,000	375,000
Petra Borrower, LLC	First Lien Revolving Loan	616,280	669,870
Pico Quantitative Trading LLC	First Lien Revolving Loan	1,384,080	—
Portage Point Partners, LLC	First Lien Revolving Loan	618,421	—
Propio LS, LLC	First Lien Revolving Loan	92,105	51,579
RCP Nats Purchaser, LLC	First Lien Delayed Draw Term Loan	1,692,505	2,238,806
RCP Nats Purchaser, LLC	First Lien Revolving Loan	2,134,879	1,567,164
Redwood Purchaser, Inc.	First Lien Delayed Draw Term Loan	16,266,898	3,676,921
Redwood Purchaser, Inc.	First Lien Revolving Loan	1,500,958	1,385,500

Portfolio Company	Type of Investment	September 30, 2026	December 31, 2025
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	15,550,385	—
Redwood Services Group, LLC	First Lien Delayed Draw Term Loan	—	563,907
Saab Purchaser, Inc.	First Lien Delayed Draw Term Loan	460,359	3,452,695
Saab Purchaser, Inc.	First Lien Revolving Loan	479,520	479,520
SAM Holding Company, Inc.	First Lien Delayed Draw Term Loan	4,167,921	—
Skywalker Purchaser, LLC	First Lien Delayed Draw Term Loan	—	985,654
Skywalker Purchaser, LLC	First Lien Delayed Draw Term Loan	—	877,790
Southpaw AP Buyer, LLC	First Lien Delayed Draw Term Loan	—	19,861
Southpaw AP Buyer, LLC	First Lien Revolving Loan	174,236	174,236
SPV CA IX, LLC	Common Equity	4,060,185	6,240,741
SRS Acquiom Holdings LLC	First Lien Revolving Loan	982,399	—
Stepping Stones Healthcare Services, LLC	First Lien Delayed Draw Term Loan	2,452,802	—
Stepping Stones Healthcare Services, LLC	First Lien Revolving Loan	1,108,214	—
TA/WEG Holdings, LLC	First Lien Delayed Draw Term Loan	—	4,305,786
TA/WEG Holdings, LLC	First Lien Revolving Loan	833,266	833,266
THG Acquisition, LLC	First Lien Delayed Draw Term Loan	374,105	1,776,014
THG Acquisition, LLC	First Lien Revolving Loan	773,270	1,088,306
Titan Home Improvement, LLC	First Lien Delayed Draw Term Loan	—	488,372
Titan Home Improvement, LLC	First Lien Revolving Loan	333,721	406,977
TRAK Purchaser, Inc.	First Lien Revolving Loan	652,939	652,939
Trintech, Inc.	First Lien Delayed Draw Term Loan	1,353,558	—
Trintech, Inc.	First Lien Revolving Loan	1,131,390	—
True Talent Advisory Borrower LLC	First Lien Delayed Draw Term Loan	3,647,521	—
True Talent Advisory Borrower LLC	First Lien Revolving Loan	2,096,752	—
Unified Women's Healthcare, L.P.	First Lien Delayed Draw Term Loan	8,466,196	—
Upgrade, Inc.	First Lien Revolving Loan	4,024,679	—
Wasteology Group Transportation, LLC	First Lien Delayed Draw Term Loan	7,017,940	7,017,940
Wasteology Group Transportation, LLC	First Lien Revolving Loan	2,171,631	2,171,631
Wharf Street Ratings Acquisition LLC	First Lien Delayed Draw Term Loan	2,489,787	2,489,787
Wharf Street Ratings Acquisition LLC	First Lien Revolving Loan	2,548,610	2,548,610
World Insurance Associates, LLC	First Lien Delayed Draw Term Loan	—	1,753,600
World Insurance Associates, LLC	First Lien Revolving Loan	216,216	216,216
Total Par		$257,889,158	$184,119,382
The unrealized appreciation or depreciation associated with unfunded portfolio company commitments is recorded on the consolidated financial statements and reflected as an adjustment to the valuation of the related security on the Consolidated Schedule of Investments as of both September 30, 2026 and December 31, 2025. The par amount of the unfunded portfolio company commitments is not recognized by the Fund until the commitment is funded.
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
Note 6.     Borrowings
In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 200% (or 150% if certain conditions are met) after such borrowing. On September 30, 2024, the Adviser, as sole shareholder of the Fund, approved a proposal that, effective October 1, 2024, permits the Fund to reduce its asset coverage ratio to 150%. As of September 30, 2026 and December 31, 2025, the Fund’s asset coverage ratios were 205% and 182%, respectively. For the three months ended September 30, 2026, the weighted average borrowing and interest rate on the Fund's credit facilities was $462,285,856 and 5.9%, compared to $206,582,883 and 6.6% for the three months ended September 30, 2025. For the nine months ended September 30, 2026, the weighted average borrowing and interest rate on the Fund's credit facilities was $410,118,050 and 5.9% compared to $175,148,275 and 6.6% for the period January 22, 2025 (Commencement of Operations) through September 30, 2025.
The following tables show the Fund’s outstanding debt as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Aggregate Principal Committed	Outstanding Principal	Amount Available (1)	Net Carrying Value(2)(3)
ABL Credit Facility	$380,000,000	$304,507,482	$75,492,518	$301,653,241
Subline Credit Facility	210,000,000	119,000,000	91,000,000	117,422,656
Truist Facility	200,000,000	12,200,000	187,800,000	10,046,220
Total	$790,000,000	$435,707,482	$354,292,518	$429,122,117

	December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Amount Available (1)	Net Carrying Value(2)(3)
Credit Facility	$500,000,000	$343,426,395	$156,573,605	$340,608,437
Total	$500,000,000	$343,426,395	$156,573,605	$340,608,437
(1)The amount available may be subject to limitations related to the borrowing base under each of the ABL Credit Facility, Subline Credit Facility and the Truist Facility, outstanding letters of credit issued and asset coverage requirements.
(2)As of September 30, 2026 and December 31, 2025, all of the Fund's outstanding debt was categorized as Level 3 within the fair value hierarchy.
(3)As of September 30, 2026 and December 31, 2025, the Fund recorded an unrealized loss on borrowings denominated in foreign currency of $550,448 and an unrealized gain on borrowings denominated in foreign currency of $16,120, respectively.
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
The initial committed amount of the Credit Facility at closing was $250,000,000 (“Effective Date Financing Commitment”). After September 22, 2025 (“Scheduled Financing Commitment Increase Date”), the Credit Facility committed amount increased in an amount equal to $250,000,000 (“Scheduled Financing Commitment") for a total committed amount of $500,000,000. The Credit Facility had an additional discretionary accordion feature, subject to JPM’s consent and the satisfaction of applicable conditions, which could increase total commitments under the Credit Facility to up to $1,000,000,000.
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
On July 17, 2026, the Credit Facility was amended and restated to reflect two separate credit facilities, the ABL Credit Facility and the Subline Credit Facility, each as described below. As of December 31, 2025, the carrying amount of the Fund’s borrowings under the Credit Facility approximated its fair value. As of December 31, 2025, unamortized financing costs of $2,817,958 were being deferred and amortized over the remaining term of the Credit Facility. As of December 31, 2025, the Credit Facility had an outstanding principal balance of $343,426,395. As of December 31, 2025, the Credit Facility is presented on the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance totaling $340,608,437.
The following table shows additional information about the interest and financing costs related to the Credit Facility for the three and nine months ended September 30, 2026 and for three months ended September 30, 2025 and for the period January 22, 2025 (Commencement of Operations) through September 30, 2025:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	For the period January 22, 2025 (Commencement of Operations) through September 30, 2025
Interest expense related to the Credit Facility	$1,182,680	$3,506,052	$12,812,464	$8,204,154
Financing expenses related to the Credit Facility	59,324	172,918	848,700	473,197
Total interest and financing expenses related to the Credit Facility	$1,242,004	$3,678,970	$13,661,164	$8,677,351

ABL Credit Facility
On July 17, 2026, SPV I entered into an amended and restated loan and security agreement to the Credit Facility (the "ABL Credit Facility") with JPM as administrative agent, The Bank of New York Mellon, National Association, serves as the collateral agent, securities intermediary and collateral administrator, and the Adviser as portfolio manager.
The initial committed amount of the ABL Credit Facility is $380,000,000 and has an additional discretionary accordion feature, subject to JPM's consent and the satisfaction of applicable conditions, which could increase total commitments to up to $1,000,000,000. All amounts outstanding under the ABL Credit Facility must be repaid by January 22, 2030.
Advances under the ABL Credit Facility bear interest at a per annum rate equal to the applicable reference rate plus the Applicable Margin for Advances of 2.20% (or 2.3193% in the case of Advances denominated in GBP), in each case subject to increase in accordance with the terms of the ABL Credit Facility. SPV I pays an unused commitment fee of 0.60% per annum.
As of September 30, 2026, the carrying amount of the Fund’s borrowings under the ABL Credit Facility approximated its fair value. As of September 30, 2026, unamortized financing costs of $2,854,241 were being deferred and amortized over the remaining term of the ABL Credit Facility. As of September 30, 2026, the ABL Credit Facility had an outstanding principal balance of $304,507,482. As of September 30, 2026, the ABL Credit Facility is presented on the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance totaling $301,653,241.

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Interest expense related to the ABL Credit Facility	$3,915,304	$3,915,304
Financing expenses related to the ABL Credit Facility	178,807	178,807
Total interest and financing expenses related to the ABL Credit Facility	$4,094,111	$4,094,111
Subline Credit Facility
On July 17, 2026, the Fund entered into a senior secured credit facility (the "Subline Credit Facility"), with JPM as administrative agent and lender.
The initial committed amount of the Subline Credit Facility at closing is $210,000,000. All amounts outstanding under the Subline Credit Facility must be repaid by July 17, 2028. Advances under the Subline Credit Facility bear interest at a per annum rate equal to the applicable reference rate plus the applicable margin for Advances of 2.05% (or 2.1693% per annum in the case of Advances denominated in GBP), in each case subject to increase in accordance with the terms of the Subline Credit Facility. The Fund pays an unused commitment fee of 0.25% per annum.
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
As of September 30, 2026, the carrying amount of the Fund’s borrowings under the Subline Credit Facility approximated its fair value. As of September 30, 2026, unamortized financing costs of $1,577,344 were being deferred and amortized over the remaining term of the Subline Credit Facility. As of September 30, 2026, the Subline Credit Facility had an outstanding principal balance of $119,000,000. As of September 30, 2026, the Subline Credit Facility is presented on the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance totaling $117,422,656.

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Interest expense related to the Subline Credit Facility	$1,557,871	$1,557,871
Financing expenses related to the Subline Credit Facility	98,815	98,815
Total interest and financing expenses related to the Subline Credit Facility	$1,656,686	$1,656,686
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
Amounts drawn under the Truist Facility will bear interest, depending on the advance type, at the applicable benchmark rate (which, for U.S. dollar advances, is three-month Term SOFR), in each case, plus an applicable margin of 1.90% per annum, which applicable margin will increase by 0.125% per annum after the end of the revolving period. The Fund pays an unused commitment fee of 0.35% per annum. The Truist Credit Agreement contains customary covenants and customary events of default. The Truist Credit Agreement is secured by a security interest in the assets of SPV II and on any payments received by SPV II in respect of such assets. Assets pledged to the lenders under the Truist Facility will not be available to pay the debts of the Fund.
As of September 30, 2026, the carrying amount of the Fund’s borrowings under the Truist Facility approximated its fair value. As of September 30, 2026, unamortized financing costs of $2,153,780 were being deferred and amortized over the remaining term of the Truist Facility. As of September 30, 2026, the Truist Facility had an outstanding principal balance of $12,200,000. As of September 30, 2026, the Truist Facility is presented on the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance totaling $10,046,220.
The following table shows additional information about the interest and financing costs related to the Truist Facility for the three and nine months ended September 30, 2026:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Interest expense related to the Truist Facility	$421,475	$421,475
Financing expenses related to the Truist Facility	116,284	154,202
Total interest and financing expenses related to the Truist Facility	$537,759	$575,677

Note 7.     Net Assets
Issuance of Equity Securities
For the nine months ended September 30, 2026, the Fund has completed the following issuances of common shares of beneficial interest, $0.001 par value per share (“Shares”):

Share Issuance Date	Number of Shares Issued	Proceeds
September 30, 2026	1,570,229	$38,837,729
September 1, 2026 (1)	536,207	$13,239,015
August 1, 2026 (1)	154,417	$3,806,280
July 1, 2026 (1)	206,948	$5,095,058
June 1, 2026 (1)	1,545,598	$38,135,788
May 1, 2026 (1)	147,372	$3,648,912
April 1, 2026 (1)	514,623	$12,742,416
March 1, 2026 (1)	963,942	$23,934,574
February 1, 2026 (1)	1,380,340	$34,545,363
January 1, 2026 (1)	235,556	$5,900,670
(1)A portion of total Shares issued included Shares issued to Shareholders participating in the Fund's DRIP.
For the period January 22, 2025 (Commencement of Operations) through September 30, 2025, the Fund has completed the following issuances of Shares:

Share Issuance Date	Number of Shares Issued	Proceeds
September 1, 2025 (1)	1,524,498	$38,171,911
August 1, 2025 (1)	131,543	$3,292,818
July 2, 2025 (1)	460,046	$11,528,120
June 30, 2025	564,249	$14,139,285
June 1, 2025 (1)	313,784	$7,858,974
May 1, 2025 (1)	608,121	$15,212,518
April 2, 2025 (1)	36,630	$916,869
March 31, 2025	852,090	$21,328,576
March 1, 2025(1)	437,282	$10,876,129
January 22, 2025	3,600,000	$90,000,000
(1)A portion of total Shares issued included Shares issued to Shareholders participating in the Fund's DRIP.
All issuances of Shares are to be made at a price per Share at least equal to the net asset value per Share, with such calculation to be carried out consistent with the Fund’s Valuation Policy and procedures. The Fund had 18,432,082 Shares outstanding as of September 30, 2026.
Except with respect to Shares issued under the DRIP, sales of Shares were made pursuant to subscription agreements entered into by the Fund and its investors. Each of the sales of Shares is exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(a)(2) thereof and Regulation D thereunder. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase Shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of five business days’ prior notice to the funding date. As of September 30, 2026, the Fund received capital commitments totaling $1,186,906,300, of which, $737,626,162 remains unfunded. As of December 31, 2025, the Fund received capital commitments totaling $736,491,000, of which, $551,740,000 remains unfunded.
Distributions
The Fund declared the following distributions with a record date during the nine months ended September 30, 2026:

Record Date	Payment Date	Distribution Rate per Share	Distributions Paid
September 30, 2026 (1)	October 21, 2026	$0.21	$3,540,989
August 31, 2026	September 21, 2026	$0.21	$3,428,386
July 31, 2026	August 20, 2026	$0.21	$3,395,958
June 30, 2026 (2)	July 22, 2026	$0.22	$3,512,708
May 31, 2026	June 22, 2026	$0.22	$3,172,676
April 30, 2026	May 20, 2026	$0.22	$3,140,254
March 31, 2026 (3)	April 20, 2026	$0.22	$3,028,392
February 28, 2026 (4)	March 23, 2026	$0.02	$256,029
February 28, 2026	March 23, 2026	$0.22	$2,816,325
January 31, 2026	February 20, 2026	$0.22	$2,512,650
(1)Shareholders of record were determined immediately prior to the close of business on September 30, 2026, prior to the issuance of new Shares to investors that participated in the capital call due on September 30, 2026.
(2)Shareholders of record were determined immediately prior to the close of business on June 30, 2026, prior to the effectiveness of the Fund's repurchase of Shares pursuant to the Share Repurchase Program.
(3)Shareholders of record were determined immediately prior to the close of business on March 31, 2026, prior to the effectiveness of the Fund's repurchase of Shares pursuant to the Share Repurchase Program.
(4)Represents a special cash distribution.
The Fund declared the following distributions with a record date during the period January 22, 2025 (Commencement of Operations) through September 30, 2025:

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
Share Repurchase Program
The Fund has commenced a discretionary share repurchase program pursuant to which, in each quarter, the Fund may offer to repurchase a number of Shares as determined by the Board in its sole discretion. Any repurchase offers will be conducted in accordance with the requirements of Rule 13e-4 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the 1940 Act. The Board may amend, suspend or terminate the repurchase program at any time, in its reasonable judgment, such action is deemed to be in the best interests of the Fund or its shareholders. All Shares repurchased by the Fund pursuant to the repurchase program will be retired and will thereafter be classified as authorized and unissued Shares.
The following table summarizes the share repurchases completed during the nine months ended September 30, 2026:

Repurchase Request Deadline	Valuation Date	Amount Repurchased	Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased (1), (2)
March 17, 2026	March 31, 2026	$152,435	6,156	0.04%(1)
June 16, 2026	June 30, 2026	$63,368	2,574	0.02%(2)
September 16, 2026	September 30, 2026	$—	—	—
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
Note 8.     Investments
The following table presents the composition of the Fund’s investment portfolio at cost and fair value as of September 30, 2026 and December 31, 2025.

	September 30, 2026			December 31, 2025
Investments	Amortized Cost	Fair Value	Percent of Total Portfolio at Fair Value	Amortized Cost	Fair Value	Percent of Total Portfolio at Fair Value
First Lien Loans	$790,777,176	$786,544,274	90.8%	$538,679,295	$537,572,790	89.9%
Second Lien Loans	27,038,807	26,773,464	3.1	24,460,213	24,615,597	4.1
Unsecured Notes	46,615,575	45,922,235	5.3	31,862,923	32,321,649	5.4
Preferred Equity	2,678,772	2,681,744	0.3	1,793,313	1,793,178	0.3
Common Equity	3,812,713	4,077,359	0.5	1,652,037	1,736,093	0.3
Total Investments	$870,923,043	$865,999,076	100.0%	$598,447,781	$598,039,307	100.0%
The geographic composition of investments based on fair value as of September 30, 2026 and December 31, 2025 was as follows:

	September 30, 2026	December 31, 2025
U.S.	94.1%	93.5%
Non-U.S.	5.9	6.5
Total	100.0%	100.0%

The industry composition of investments based on fair value as of September 30, 2026 and December 31, 2025 was as follows:

	September 30, 2026	December 31, 2025
Capital Markets	4.1%	5.9%
Consumer Finance	2.0	2.1
Construction & Engineering	0.6	0.0
Diversified Consumer Services	0.2	0.4
Financial Services	16.7	21.1
Health Care Providers & Services	16.9	16.2
Health Care Technology	1.4	2.3
Insurance	17.4	17.3
IT Services	5.7	0.8
Professional Services	18.7	16.9
Real Estate Management & Development	6.0	5.2
Software	9.3	10.5
Technology Hardware, Storage & Peripherals	1.0	1.3
Total	100.0%	100.0%

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
The following table presents the fair value hierarchy as of September 30, 2026:

	Fair Value Hierarchy as of September 30, 2026
Description	Level 1	Level 2	Level 3	Total
First Lien Loans	$—	$50,271,436	$736,272,838	$786,544,274
Second Lien Loans	—	8,819,754	17,953,710	26,773,464
Unsecured Notes	—	6,792,257	39,129,978	45,922,235
Preferred Equity	—	—	2,681,744	2,681,744
Sub Total	$—	$65,883,447	$796,038,270	$861,921,717
Measured at NAV	—	—	—	4,077,359
Total	$—	$65,883,447	$796,038,270	$865,999,076
The following table presents the fair value hierarchy as of December 31, 2025:

	Fair Value Hierarchy as of December 31, 2025
Description	Level 1	Level 2	Level 3	Total
First Lien Loans	$—	$51,187,460	$486,385,330	$537,572,790
Second Lien Loans	—	13,480,597	11,135,000	24,615,597
Unsecured Notes	—	5,360,275	26,961,374	32,321,649
Preferred Equity	—	—	1,793,178	1,793,178
Sub Total	$—	$70,028,332	$526,274,882	$596,303,214
Measured at NAV	—	—	—	1,736,093
Total	$—	$70,028,332	$526,274,882	$598,039,307

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and nine months ended September 30, 2026 and for the three months ended September 30, 2025 and for the period January 22, 2025 (Commencement of Operations) through September 30, 2025:

Three Months Ended September 30, 2026	First Lien Loans	Second Lien Loans	Unsecured Notes	Preferred Equity	Total
Fair value, beginning of period	$651,528,742	$16,370,750	$38,408,942	$2,635,431	$708,943,865
Purchases of investments, net	111,440,749	1,568,785	957,007	42,974	114,009,515
Proceeds from sales and principal payments, net	(27,962,259)	17,941	—	—	(27,944,318)
Realized gain (loss) on investments	5,198	431	—	—	5,629
Net change in unrealized appreciation/(depreciation)	924,688	(10,240)	(243,078)	3,339	674,709
Net accretion of discount and amortization of investments	335,720	6,043	7,107	—	348,870
Transfers into (out of) Level 3	—	—	—	—	—
Fair value, end of period	$736,272,838	$17,953,710	$39,129,978	$2,681,744	$796,038,270

Three Months Ended September 30, 2025	First Lien Loans	Second Lien Loans	Unsecured Notes	Preferred Equity	Total
Fair value, beginning of period	$300,520,123	$—	$11,175,695	$—	$311,695,818
Purchases of investments, net	91,277,589	2,000,000	8,851,471	1,732,500	103,861,560
Proceeds from sales and principal payments, net	(32,461,918)	—	—	—	(32,461,918)
Realized gain (loss) on investments	—	—	—	—	—
Net change in unrealized appreciation/(depreciation)	(267,132)	—	151,710	—	(115,422)
Net accretion of discount and amortization of investments	403,814	—	10,012	—	413,826
Transfers into (out of) Level 3	—	—	—	—	—
Fair value, end of period	$359,472,476	$2,000,000	$20,188,888	$1,732,500	$383,393,864

Nine Months Ended September 30, 2026	First Lien Loans	Second Lien Loans	Unsecured Notes	Preferred Equity	Total
Fair value, beginning of period	$486,385,330	$11,135,000	$26,961,374	$1,793,178	$526,274,882
Purchases of investments, net	297,108,430	10,873,000	12,867,338	885,460	321,734,228
Proceeds from sales and principal payments, net	(47,457,435)	(3,874,208)	—	—	(51,331,643)
Realized gain (loss) on investments	5,198	(3,853)	—	—	1,345
Net change in unrealized appreciation/(depreciation)	(809,219)	(203,779)	(727,272)	3,106	(1,737,164)
Net accretion of discount and amortization of investments	1,040,534	27,550	28,538	—	1,096,622
Transfers into (out of) Level 3	—	—	—	—	—
Fair value, end of period	$736,272,838	$17,953,710	$39,129,978	$2,681,744	$796,038,270

For the period January 22, 2025 (Commencement of Operations) through September 30, 2025	First Lien Loans	Second Lien Loans	Unsecured Notes	Preferred Equity	Total
Fair value, beginning of period	$—	$—	$—	$—	$—
Purchases of investments, net	398,688,238	2,000,000	20,262,774	1,732,500	422,683,512
Proceeds from sales and principal payments, net	(39,510,812)	—	—	—	(39,510,812)
Realized gain (loss) on investments	27,231	—	—	—	27,231
Net change in unrealized appreciation/(depreciation)	(448,698)	—	(85,092)	—	(533,790)
Net accretion of discount and amortization of investments	716,517	—	11,206	—	727,723
Transfers into (out of) Level 3	—	—	—	—	—
Fair value, end of period	$359,472,476	$2,000,000	$20,188,888	$1,732,500	$383,393,864
During the three and nine months ended September 30, 2026, there were no transfers in or out of Level 3. For the three months ended September 30, 2025 and for the period January 22, 2025 (Commencement of Operations) through September 30, 2025, there were no transfers in or out of Level 3.
The following table presents the net change in unrealized appreciation (depreciation) for the Level 3 investments that were still held as of the three and nine months ended September 30, 2026 and for the three months ended September 30, 2025 and for the period January 22, 2025 (Commencement of Operations) through September 30, 2025:

Net Change in Unrealized Appreciation (Depreciation)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	For the period January 22, 2025 (Commencement of Operations) through September 30, 2025
First Lien Loans	$924,688	$(267,132)	$(809,219)	$(448,698)
Second Lien Loans	(10,240)	—	(203,779)	—
Unsecured Notes	(243,078)	151,710	(727,272)	(85,092)
Preferred Equity	3,339	—	3,106	—
Total	$674,709	$(115,422)	$(1,737,164)	$(533,790)
The following table presents quantitative information about the significant unobservable inputs of the Fund’s Level 3 investments as of September 30, 2026. The table is not intended to be all-inclusive, but instead captures the significant unobservable inputs relevant to the Adviser’s determination of fair value.

	September 30, 2026
Type of Investment	Fair Value	Valuation technique	Unobservable input	Range (weighted average)
First Lien Loans	638,713,570	Discounted Cash Flow	Discount Rate	8.7% - 18.0% (9.9%)
First Lien Loans	97,559,268	Market Transaction	Market Transaction	98.4% - 100.0% (99.0%)
Second Lien Loans	17,953,710	Discounted Cash Flow	Discount Rate	10.7% - 13.4% (11.5%)
Unsecured Notes	39,129,978	Discounted Cash Flow	Discount Rate	5.5% - 14.4% (11.4%)
Preferred Equity	2,681,744	Discounted Cash Flow	Discount Rate	13.1% - 35.0% (18.1%)
Total	796,038,270

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
Note 10. Earnings Per Share
In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic and diluted net increase in net assets resulting from operations per share is computed by dividing the net increase in net assets resulting from operations by the weighted average number of Shares outstanding during the period. The methodology for the weighted average number of Shares outstanding during the period utilizes the weighted average number of Shares from the beginning of the period through the end of the period. Other potentially dilutive Shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. For the three and nine months ended September 30, 2026 and for the the period January 22, 2025 (Commencement of Operations) through September 30, 2025, there were no dilutive Shares.
The following table sets forth the computation of basic and diluted earnings per share of the Shares for the three and nine months ended September 30, 2026 and for the three months ended September 30, 2025 and for the period January 22, 2025 (Commencement of Operations) through September 30, 2025:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	For the period January 22, 2025 (Commencement of Operations) through September 30, 2025
Net increase in net assets resulting from operations	$12,241,744	$6,047,114	$24,831,119	$12,491,385
Weighted average shares outstanding—basic and diluted	16,465,532	7,451,579	14,682,512	5,288,143
Basic and diluted net increase in net assets resulting from operations per Share	$0.74	$0.81	$1.69	$2.36

Note 11. Financial Highlights
The following per Share data has been derived from information provided on the consolidated financial statements. The following is a schedule of financial highlights for the nine months ended September 30, 2026 and for the period January 22, 2025 (Commencement of Operations) through September 30, 2025:

Per Share operating performance:	Nine Months Ended September 30, 2026	For the period January 22, 2025 (Commencement of Operations) through September 30, 2025
Net asset value, beginning of year/period	$25.05	$25.00
Results of operations:
Net investment income[1]	1.95	2.34
Net realized gains (losses) and unrealized appreciation (depreciation)[2]	(0.30)	(0.21)
Net increase (decrease) in net assets resulting from operations	1.65	2.13

Distribution to Common Shareholders
Distribution from earnings	(1.97)	(2.04)
Net decrease in net assets resulting from distributions	(1.97)	(2.04)
Net asset value, end of year/period	$24.73	$25.09

Shares outstanding, end of year/period	18,432,082	8,528,283
Ratio/Supplemental data:
Net assets, end of year/period	$455,895,373	$213,979,370
Weighted average Shares outstanding	14,682,512	5,288,143
Total return[3]	6.9%	8.8%
Portfolio turnover	11.6%	17.6%
Ratio of net expenses to net assets[4]	9.8%	10.7%
Ratio of net investment income to net assets[4]	11.0%	13.3%
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
4     The ratios reflect an annualized amount. For the nine months ended September 30, 2026 and for the period January 22, 2025 (Commencement of Operations) through September 30, 2025, the ratio of total Operating Expenses to average net assets was 10.5% and 12.9%, respectively, on an annualized basis, excluding the effect of the expense support. For the nine months ended September 30, 2026 and for the period January 22, 2025 (Commencement of Operations) through September 30, 2025, the ratio of net investment income to average net assets was 10.3% and 11.1%, respectively, on an annualized basis, excluding the effect of the expense support.

Note 12. Subsequent Events
Management has evaluated subsequent events and transactions for potential recognition and/or disclosure through the date the consolidated financial statements were issued. Except as set forth below, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized on the consolidated financial statements as of and for the three and nine months ended September 30, 2026.
Issuance of Equity Securities

On October 2, 2026 (with final number of Shares being determined on October 21, 2026), the Fund issued and sold 94,562.491 Shares, at a net asset value of $24.7338 per Share, pursuant to the capital drawdown notice to its investors and subscription agreements entered into by the Fund and its investors, for aggregate proceeds of $2,338,889.74.
Distributions
On October 28, 2026, the Board of Trustees of the Fund declared a distribution with respect to the Fund's Shares as follows:

Distribution Period	Record Date	Payment Date (1)	Distribution Per Share
October 2026	October 31, 2026	November 20, 2026	$0.21
1     The distribution will be paid on or around the payment date above.

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
Overview
We were formed as a statutory trust under the laws of the State of Delaware on June 24, 2024. We commenced investment operations on January 22, 2025 (the "Commencement of Operations"). We have elected to be treated as a BDC under the 1940 Act, and intend to elect to be treated and qualify annually as a RIC under Subchapter M of the Code. As such, we will be required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets", source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.
As of September 30, 2026, we have called equity capital in the amount of $248,338,729. See “Subscriptions and Drawdowns” under “Financial Condition, Liquidity and Capital Resources” below for further details. Management anticipates calling additional equity capital for investment purposes through drawdowns in respect of capital commitments made by investors pursuant to private placements (“Private Offering”) of Shares.
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
Leverage
The amount of leverage that we employ depends on the Adviser’s and the Board’s assessment of market and other factors at the time of any proposed borrowing. In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratios, as defined in the 1940 Act, are at least 200% (or 150% if certain conditions are met) after such borrowing. On September 30, 2024, the Adviser, as our sole shareholder, approved a proposal that, effective October 1, 2024, permits us to reduce our asset coverage ratio to 150%. As of September 30, 2026 and December 31, 2025, our asset coverage ratio was 205% and 182%, respectively.
In any period, our interest expense will depend largely on the extent of our borrowing and we expect interest expense will increase as we increase our leverage over time within the limits of the 1940 Act. In addition, we may dedicate assets as collateral to financing facilities.

Financial and Operating Highlights

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Total investment income	$20,736,094	54,262,795
Total net expenses	9,748,827	25,573,701
Net investment income (loss)	10,987,267	28,689,094
Total net realized gains (losses)	(109,275)	101,417
Total net change in unrealized appreciation/(depreciation)	1,363,752	(3,959,392)
Net increase (decrease) in net assets resulting from operations	$12,241,744	24,831,119
Per share information – basic and diluted:
Net investment income (loss)	$0.67	1.95
Net investment increase (decrease) in net assets resulting from operations	$0.74	1.69
Distributions declared per share	$0.63	1.97

Consolidated balance sheet data	As of September 30, 2026	As of December 31, 2025
Cash and cash equivalents	$32,132,675	$33,824,479
Investments at fair value	$865,999,076	$598,039,307
Total assets	$903,992,527	$636,196,461
Total debt (net of unamortized deferred financing costs)	$429,122,117	$340,608,437
Total liabilities	$448,097,154	$355,997,842
Total net assets	$455,895,373	$280,198,619
Net asset value per share	$24.73	$25.05
Other data
Number of portfolio companies	118	86
Distributions declared per share	$1.97	$2.81
Total return based on net asset value[1]	6.9%	12.1%
________________________
1Total return is based upon the change in net asset value per share between the opening and ending net asset values per share, assuming reinvestment of any distributions during the period. Total return is not annualized and does not include a sales load.

Portfolio and Investment Activity
Our investment activity for the three months ended September 30, 2026 is presented below (information presented herein is at par value unless otherwise indicated):

Three Months Ended September 30, 2026
New investment commitments:
Total new investment commitments	$122,971,674

Principal amount of investments funded:
First lien loans	$106,472,313
Second lien loans	2,248,507
Unsecured notes	505,935
Total principal amount of investments funded	$109,226,755
Principal amount of investments sold or repaid:
First lien loans	$(24,268,987)
Second lien loans	(3,531,250)
Unsecured notes	(5,049,773)
Total principal amount of investments sold or repaid	$(32,850,010)
Number of new investment commitments in new and existing portfolio companies	15
Average new investment commitment amount in new and existing portfolio companies	$8,198,112
Percentage of new debt investment commitments at floating rates	84.1%
Percentage of new debt investment commitments at fixed rates	15.9%
Weighted average yield on funded debt and other income producing securities[1]	9.4%
Weighted average yield to maturity on investments sold or repaid during the period[1]	8.9%
___________________
1Weighted average yield to maturity is calculated by weighting the yield to maturity of each investment by its ending funded par amount. Yield to maturity is calculated inclusive of a portfolio company’s spread, reference rate floor (if any) or actual reference rate in effect and original issue discount through maturity and excludes any upfront fees.
As of September 30, 2026, we had 247 debt investments in 115 portfolio companies with an aggregate fair value of $859,239,973. As of December 31, 2025, we had 210 debt investments in 84 portfolio companies with an aggregate fair value of $594,510,036.
As of September 30, 2026 and December 31, 2025, our investments consisted of the following:

	September 30, 2026			December 31, 2025
Investments	Amortized Cost	Fair Value	Percent of Total Portfolio at Fair Value	Amortized Cost	Fair Value	Percent of Total Portfolio at Fair Value
First Lien Loans	$790,777,176	$786,544,274	90.8%	$538,679,295	$537,572,790	89.9%
Second Lien Loans	27,038,807	26,773,464	3.1	24,460,213	24,615,597	4.1
Unsecured Notes	46,615,575	45,922,235	5.3	31,862,923	32,321,649	5.4
Preferred Equity	2,678,772	2,681,744	0.3	1,793,313	1,793,178	0.3
Common Equity	3,812,713	4,077,359	0.5	1,652,037	1,736,093	0.3
Total Investments	$870,923,043	$865,999,076	100.0%	$598,447,781	$598,039,307	100.0%

The industry composition of investments based on fair value as of September 30, 2026 and December 31, 2025, was as follows:

	September 30, 2026	December 31, 2025
Capital Markets	4.1%	5.9%
Consumer Finance	2.0	2.1
Construction & Engineering	0.6	0.0
Diversified Consumer Services	0.2	0.4
Financial Services	16.7	21.1
Health Care Providers & Services	16.9	16.2
Health Care Technology	1.4	2.3
Insurance	17.4	17.3
IT Services	5.7	0.8
Professional Services	18.7	16.9
Real Estate Management & Development	6.0	5.2
Software	9.3	10.5
Technology Hardware, Storage & Peripherals	1.0	1.3
Total	100.0%	100.0%
The geographic composition of investments based on fair value as of September 30, 2026 and December 31, 2025, was as follows:

	September 30, 2026	December 31, 2025
U.S.	94.1%	93.5%
Non-U.S.	5.9	6.5
Total	100.0%	100.0%
The following table presents certain selected information regarding our investment portfolio as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026	As of December 31, 2025
Number of debt investments	247	210
Number of debt investment in portfolio companies	115	84
Number of portfolio companies	118	86
Median EBITDA	$158,900,000	$145,300,000
Percentage of performing debt bearing a floating rate	94.0%	97.5%
Percentage of performing debt bearing a fixed rate	6.0%	2.5%
Weighted average yield to maturity on total investments[1]	9.4%	9.8%
_________________
1Weighted average yield to maturity is calculated by weighting the yield to maturity of each investment by its ending funded par amount. Yield to maturity is calculated inclusive of a portfolio company’s spread, reference rate floor (if any) or actual reference rate in effect and original issue discount through maturity and excludes any upfront fees.

The following table presents the maturity schedule of our debt investments based on fair value as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
Maturity Year	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
2026	$—	0.0%	$2,478,213	0.4%
2027	10,448,094	1.2	22,094,630	3.7
2028	92,976,428	10.8	65,543,928	11.0
2029	62,201,953	7.2	53,563,607	9.0
2030	159,582,889	18.6	121,799,638	20.5
2031	217,945,532	25.4	170,926,714	28.8
2032	168,357,966	19.6	127,433,745	21.4
2033	114,545,302	13.3	3,535,000	0.6
2034	9,555,573	1.1	4,652,455	0.8
2035	1,198,232	0.1	1,843,338	0.3
2037	20,883,803	2.4	20,638,768	3.5
2038	110,598	0.0	—	0.0
2056	1,433,603	0.2	—	0.0
Total	$859,239,973	100.0%	$594,510,036	100.0%
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
The following table shows the composition of our portfolio investments on the Adviser’s internal performance rating scale as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$121,427,869	14.0%	$124,502,638	20.8%
2	731,550,226	84.5	465,118,113	77.8
3	13,020,981	1.5	8,418,556	1.4
4	—	—	—	—
5	—	—	—	—
	$865,999,076	100.0%	$598,039,307	100.0%
The following table presents the amortized cost of our performing and non-accrual investments as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$870,923,043	100.0%	$598,447,781	100.0%
Non-accrual	—	—	—	—
Total	$870,923,043	100.0%	$598,447,781	100.0%
The following table presents the fair value of our performing and non-accrual investments as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
	Fair Value	Percentage	Fair Value	Percentage
Performing	$865,999,076	100.0%	$598,039,307	100.0%
Non-accrual	—	—	—	—
Total	$865,999,076	100.0%	$598,039,307	100.0%
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

Results of Operations
The following table presents the operating results for the three and nine months ended September 30, 2026 and for the three months ended September 30, 2025 and for the period January 22, 2025 (Commencement of Operations) through September 30, 2025:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	For the period January 22, 2025 (Commencement of Operations) through September 30, 2025 (Unaudited)
Total investment income	$20,736,094	$10,150,201	$54,262,795	$22,296,136
Less: net expenses	9,748,827	4,317,175	25,573,701	9,912,107
Net investment income (loss)	10,987,267	5,833,026	28,689,094	12,384,029
Total net realized gains (losses)	(109,275)	134,586	101,417	273,254
Net change in unrealized appreciation (depreciation)	1,363,752	79,502	(3,959,392)	(165,898)
Net increase (decrease) in net assets resulting from operations	$12,241,744	$6,047,114	$24,831,119	$12,491,385
Investment Income
Total investment income consisted of interest income from non-controlled/non-affiliated investments, dividend income from non-controlled/non-affiliated investments, interest from cash and cash equivalents, and fee income. For the three and nine months ended September 30, 2026 and for the three months ended September 30, 2025 and for the period January 22, 2025 (Commencement of Operations) through September 30, 2025, total investment income was comprised of the following:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	For the period January 22, 2025 (Commencement of Operations) through September 30, 2025 (Unaudited)
Interest income from investments from non-controlled/non-affiliated investments	$20,053,302	$9,860,251	$52,982,816	$21,935,338
Dividend income from non-controlled/non-affiliated investments	56,667	30,370	166,570	30,370
Interest income from cash and cash equivalents	269,170	191,432	620,633	262,280
Fee income from non-controlled/non-affiliated investments	356,955	68,148	492,776	68,148
Total investment income	$20,736,094	$10,150,201	$54,262,795	$22,296,136
For the three months ended September 30, 2026, and 2025, total investment income increased to $20,736,094 from $10,150,201, respectively. For the nine months ended September 30, 2026, and for the period January 22, 2025 (Commencement of Operations) through September 30, 2025, total investment income increased to $54,262,795 from $22,296,136, respectively. Total investment income increased for the three and nine months ended September 30, 2026 compared to the three months ended September 30, 2025 and the period January 22, 2025 (Commencement of Operations) through September 30, 2025, primarily due to an increase in the size of our debt portfolio, which, at par, increased to

$871,040,094 from $430,790,033, respectively. As of September 30, 2026, the weighted average yield on our portfolio increased to 9.4% from 9.3% as of September 30, 2025. For the three months ended September 30, 2026 and 2025, payment-in-kind ("PIK") income from investments was $824,075 and $214,001, respectively, which represented 4.0% and 2.1%, respectively, of total investment income. For the nine months ended September 30, 2026 and for the period January 22, 2025 (Commencement of Operations) through September 30, 2025, PIK income from investments was $2,048,995 and $361,438, respectively, which represented 3.8% and 1.6%, respectively.
Expenses
Operating expenses for the three and nine months ended September 30, 2026 and for the three months ended September 30, 2025 and for the period January 22, 2025 (Commencement of Operations) through September 30, 2025, were as follows:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	For the period January 22, 2025 (Commencement of Operations) through September 30, 2025 (Unaudited)
Base management fees	$766,577	$343,565	$2,039,035	$717,060
Incentive fees	890,859	—	2,102,879	—
Interest and credit facility fees	7,530,560	3,678,970	19,987,638	8,677,351
Offering costs	9,966	163,189	67,660	442,328
Professional fees	1,125,958	663,019	2,861,351	1,897,359
Trustees fees	87,500	68,750	262,500	206,250
Insurance expenses	2,558	11,966	7,592	40,565
Total expenses before expense support	$10,413,978	$4,929,459	$27,328,655	$11,980,913
Expense support reimbursement	(665,151)	(612,284)	(1,754,954)	(2,068,806)
Net expenses	$9,748,827	$4,317,175	$25,573,701	$9,912,107
For the three months ended September 30, 2026 and 2025, total net expenses increased to $9,748,827 from $4,317,175, respectively. For the nine months ended September 30, 2026 and for the period January 22, 2025 (Commencement of Operations) through September 30, 2025, total expenses increased to $25,573,701 from $9,912,107, respectively. Total expenses increased for the three and nine months ended September 30, 2026 compared respectively to the three months ended September 30, 2025 and the period January 22, 2025 (Commencement of Operations) through September 30, 2025, primarily due to the commencement of incentive fees, an increase in management fees, an increase in professional fees, and an increase in interest and credit facility fees as a result of higher utilization on our Credit Facilities.
We began incurring incentive fees on February 1, 2026 (the “Incentive Fee Commencement Date”). For the three and nine months ended September 30, 2026, we incurred incentive fees of $890,859 and $2,102,879, respectively. We did not incur any incentive fees for the period January 22, 2025 (Commencement of Operations) through September 30, 2025.
For the three months ended September 30, 2026, the weighted average borrowing and interest rate on our credit facilities was $462,285,856 and 5.9% compared to $206,582,883 and 6.6% for the three months ended September 30, 2025. For the nine months ended September 30, 2026, the weighted average borrowing and interest rate on our credit facilities was $410,118,050 and 5.9% compared to $175,148,275 and 6.6% for the period January 22, 2025 (Commencement of Operations) through September 30, 2025.
For the three and nine months ended September 30, 2026, management fees increased due to an overall increase in our net assets compared to the three months ended September 30, 2025, and for the period January 22, 2025 (Commencement of Operations) through September 30, 2025, respectively.
For the three and nine months ended September 30, 2026, the increase in professional fees was primarily attributable to an increase in sub-administrator fees, administrative overhead expenses, and legal fees compared to the three months ended September 30, 2025, and for the period January 22, 2025 (Commencement of Operations) through September 30, 2025, respectively.
Under the Administration Agreement, we will reimburse the Administrator for all reasonable costs and expenses incurred for services performed for us. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties, and we will reimburse the expenses of these parties incurred directly and/or paid by the Administrator on our behalf. The Administrator can waive any amounts owed to it under the Administration Agreement, at its discretion, which will not be subject to recoupment.
For the three and nine months ended September 30, 2026, we incurred $248,623 and $708,171 of administrative overhead expenses, respectively. For the three months ended September 30, 2025 and for the period January 22, 2025 (Commencement of Operations) through September 30, 2025, we incurred $99,718 and $398,766 of administrative overhead expenses, respectively. Administrative overhead expenses are included on the Consolidated Statements of Operations as professional fees.
Under the Expense Support and Conditional Reimbursement Agreement, any Required Expense Payment must be paid by the Adviser to or on behalf of us in any combination of cash or other immediately available funds and/or offset against amounts due from us to the Adviser or its affiliates. Following any calendar month in which we have Excess Operating Funds, we shall pay a Reimbursement Payment to the Adviser. Our obligation to make a Reimbursement Payment shall automatically become a liability on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month. Please refer to Note 3 for more detail on our Expense Support and Conditional Reimbursement Agreement.
For the three and nine months ended September 30, 2026, the Adviser provided expense support of $665,151 and $1,754,954, respectively, which were included in the Consolidated Statements of Operations as expense support reimbursement. For the three months ended September 30, 2025 and for the period January 22, 2025 (Commencement of Operations) through September 30, 2025, the Adviser provided expense support of $612,284 and $2,068,806, respectively, which were included on the Consolidated Statements of Operations as expense support reimbursement. For the three and nine months ended September 30, 2026, the three months ended September 30, 2025 and for the period January 22, 2025 (Commencement of Operations) through September 30, 2025, the Fund did not make any reimbursement payments to the Adviser.
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

Net Realized Gains (Losses) and Unrealized Appreciation (Depreciation)
The following table summarizes our net realized gains (losses) and unrealized appreciation (depreciation) for the three and nine months ended September 30, 2026 and for three months ended September 30, 2025 and for the period January 22, 2025 (Commencement of Operations) through September 30, 2025:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	For the period January 22, 2025 (Commencement of Operations) through September 30, 2025 (Unaudited)
Net realized gains (losses) and unrealized appreciation (depreciation)
Total net realized gains (losses)	$(109,275)	$134,586	$101,417	$273,254
Total net change in unrealized appreciation (depreciation)	1,363,752	79,502	(3,959,392)	(165,898)
Net realized gains (losses) and unrealized appreciation (depreciation)	$1,254,477	$214,088	$(3,857,975)	$107,356
The Adviser determines the fair value of our portfolio investments and any changes in fair value are recorded as unrealized appreciation or depreciation.
During the three months ended September 30, 2026, we recorded a net change in unrealized appreciation on investments of $1,305,127, driven primarily by an increase in the fair value of our debt investments compared to June 30, 2026. During the nine months ended September 30, 2026, we recorded a net change in unrealized depreciation on investments of $4,515,492, driven primarily by a decrease in fair value of our debt investments compared to December 31, 2025. During the three months ended September 30, 2025, and for the period January 22, 2025 (Commencement of Operations) through September 30, 2025, we recorded a net change in unrealized appreciation on investments of $90,875 and a net change in unrealized depreciation on investments of $154,525, respectively, both driven primarily by fluctuations in the fair value of our debt instruments acquired during the period.
During the three and nine months ended September 30, 2026, we recorded net changes in unrealized appreciation on translation of assets and liabilities in foreign currency of $58,625 and $556,100, respectively, driven by fluctuations arising from the translation of foreign currency borrowings during the period. During the three months ended September 30, 2025, and for the period January 22, 2025 (Commencement of Operations) through September 30, 2025, we recorded net changes in unrealized depreciation on translation of assets and liabilities in foreign currency of $11,373 and $11,373, respectively, driven by fluctuations arising from translation of foreign currency borrowings during the period.
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

Equity
Subscriptions and Drawdowns
For the nine months ended September 30, 2026, we completed the following Share issuances:

Share Issuance Date	Number of Shares Issued	Proceeds
September 30, 2026	1,570,229	$38,837,729
September 1, 2026 (1)	536,207	$13,239,015
August 1, 2026 (1)	154,417	$3,806,280
July 1, 2026 (1)	206,948	$5,095,058
June 1, 2026 (1)	1,545,598	$38,135,788
May 1, 2026 (1)	147,372	$3,648,912
April 1, 2026 (1)	514,623	$12,742,416
March 1, 2026 (1)	963,942	$23,934,574
February 1, 2026 (1)	1,380,340	$34,545,363
January 1, 2026 (1)	235,556	$5,900,670

(1)A portion of total Shares issued included Shares issued to Shareholders participating in the DRIP.
For the period January 22, 2025 (Commencement of Operations) through September 30, 2025, we completed the following Share issuances:

Share Issuance Date	Number of Shares Issued	Proceeds
September 1, 2025 (1)	1,524,498	$38,171,911
August 1, 2025 (1)	131,543	$3,292,818
July 2, 2025 (1)	460,046	$11,528,120
June 30, 2025	564,249	$14,139,285
June 1, 2025 (1)	313,784	$7,858,974
May 1, 2025 (1)	608,121	$15,212,518
April 2, 2025 (1)	36,630	$916,869
March 31, 2025	852,090	$21,328,576
March 1, 2025(1)	437,282	$10,876,129
January 22, 2025	3,600,000	$90,000,000
(1)A portion of total Shares issued included Shares issued to Shareholders participating in the DRIP.
All issuances of Shares are to be made at a price per Share at least equal to the net asset value per Share, with such calculation to be carried out consistent with our Valuation Policy and procedures. We had 18,432,082 Shares outstanding as of September 30, 2026, and 11,185,580 Shares outstanding as of December 31, 2025.
Except with respect to Shares issued under the DRIP, sales of Shares were made pursuant to subscription agreements entered into by us and our investors. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase Shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of five business days’ prior notice to the funding date. Each of the sales of Shares is exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and Regulation D thereunder. As of September 30, 2026, we received capital commitments totaling $1,186,906,300, of which, $737,626,162 remains unfunded. As of December 31, 2025, we received capital commitments of $736,491,000, of which, $551,740,000 remains unfunded.

Debt
Credit Facility
On January 22, 2025, SPCIF Funding I LLC, a Delaware limited liability company and our wholly owned subsidiary (the "SPV I"), entered into a senior secured credit facility (the "Credit Facility") with JPMorgan Chase Bank, National Association ("JPM"), which, allowed us to borrow up to $500 million. On July 17, 2026, the Credit Facility was amended and restated to reflect two separate credit facilities, the ABL Credit Facility and the Subline Credit Facility, each as described below. As of December 31, 2025, unamortized costs of $2,817,958 were being deferred and amortized over the remaining term of the Credit Facility. As of December 31, 2025, the Credit Facility had an outstanding balance of and $343,426,395. The Credit Facility is presented on the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance totaling $340,608,437 as of December 31, 2025.
ABL Credit Facility
On July 17, 2026, SPV I entered into an amended and restated loan and security agreement to the Credit Facility (the "ABL Credit Facility") with JPM as administrative agent, The Bank of New York Mellon, National Association, serves as the collateral agent, securities intermediary and collateral administrator, and the Adviser as portfolio manager. As of September 30, 2026, unamortized costs of $2,854,241, are being deferred and amortized over the remaining term of the ABL Credit Facility. As of September 30, 2026, the ABL Credit Facility had an outstanding balance of $304,507,482. The ABL Credit Facility is presented on the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance totaling $301,653,241 as of September 30, 2026.
Subline Credit Facility
On July 17, 2026, we entered into a senior secured credit facility (the "Subline Credit Facility"), with JPM as administrative agent and lender. As of September 30, 2026, unamortized costs of $1,577,344, are being deferred and amortized over the remaining term of the Subline Credit Facility. As of September 30, 2026, the Subline Credit Facility had an outstanding balance of $119,000,000. The Subline Credit Facility is presented on the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance totaling $117,422,656 as of September 30, 2026.
Truist Facility
On June 1, 2026, SPCIF Funding II LLC, a Delaware limited liability company and our wholly owned subsidiary, entered into a revolving credit and security agreement, with SPV II, as borrower, the lenders from time to time parties thereto, Truist Bank, as administrative agent and swingline lender, Truist Securities, Inc., as lead arranger, the Adviser, as collateral manager, and The Bank of New York Mellon Trust Company, National Association, as collateral agent and collateral administrator. As of September 30, 2026, unamortized costs of $2,153,780, are being deferred and amortized over the remaining term of the Truist Facility. As of September 30, 2026, the Truist Facility had an outstanding balance of $12,200,000. The Truist Facility is presented on the Consolidated Statements of Assets and Liabilities net of unamortized financing costs, which results in an outstanding balance totaling $10,046,220 as of September 30, 2026.

The following table shows our outstanding debt as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Aggregate Principal Committed	Outstanding Principal	Amount Available (1)	Net Carrying Value(2)(3)
ABL Credit Facility	$380,000,000	$304,507,482	$75,492,518	$301,653,241
Subline Credit Facility	210,000,000	119,000,000	91,000,000	117,422,656
Truist Facility	200,000,000	12,200,000	187,800,000	10,046,220
Total	$790,000,000	$435,707,482	$354,292,518	$429,122,117

	December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Amount Available (1)	Net Carrying Value(2)(3)
Credit Facility	$500,000,000	$343,426,395	$156,573,605	$340,608,437
Total	$500,000,000	$343,426,395	$156,573,605	$340,608,437
__________
(1)The amount available may be subject to limitations related to the borrowing base under our outstanding debt, outstanding letters of credit issued and asset coverage requirements.
(2)As of September 30, 2026 and December 31, 2025, all of our outstanding debt was categorized as Level 3 within the fair value hierarchy.
(3)As of September 30, 2026 and December 31, 2025, we recorded $550,448 and $16,120, respectively, of unrealized translation gain (loss) on borrowings denominated in foreign currency.
Liquidity
Operating liquidity is our ability to meet our short-term liquidity needs. The following table presents our operating liquidity position as of September 30, 2026 and December 31, 2025:

	As of
	September 30, 2026	December 31, 2025
Cash	$32,132,675	$33,824,479
Unused borrowing capacity	354,292,518	156,573,605
Unfunded portfolio company commitments	(257,889,158)	(184,119,382)
Undrawn capital commitments	737,626,162	551,740,000
Total operational liquidity	$866,162,197	$558,018,702

Distributions
We declared the following distributions with a record date during the nine months ended September 30, 2026:

Record Date	Payment Date	Distribution Rate per Share	Distributions Paid
September 30, 2026 (1)	October 21, 2026	$0.21	$3,540,989
August 31, 2026	September 21, 2026	$0.21	$3,428,386
July 31, 2026	August 20, 2026	$0.21	$3,395,958
June 30, 2026 (2)	July 22, 2026	$0.22	$3,512,708
May 31, 2026	June 22, 2026	$0.22	$3,172,676
April 30, 2026	May 20, 2026	$0.22	$3,140,254
March 31, 2026 (3)	April 20, 2026	$0.22	$3,028,392
February 28, 2026 (4)	March 23, 2026	$0.02	$256,029
February 28, 2026	March 23, 2026	$0.22	$2,816,325
January 31, 2026	February 20, 2026	$0.22	$2,512,650
(1)Shareholders of record were determined immediately prior to the close of business on September 30, 2026, prior to the issuance of Shares to investors that participated in the capital call due on September 30, 2026.
(2)Shareholders of record were determined immediately prior to the close of business on June 30, 2026, prior to the effectiveness of the Fund's repurchase of Shares pursuant to the Share Repurchase Program.
(3)Shareholders of record were determined immediately prior to the close of business on March 31, 2026, prior to the effectiveness of the Fund's repurchase of Shares pursuant to the Share Repurchase Program.
(4)Represents a special cash distribution.
We declared the following distributions with a record date during the period January 22, 2025 (Commencement of Operations) through September 30, 2025:

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
Share Repurchase Program
We have commenced a discretionary share repurchase program pursuant to which, in each quarter, we may offer to repurchase a number of Shares as determined by the Board in its sole discretion. Any repurchase offers will be conducted in accordance with the requirements of Rule 13e-4 under the Exchange Act and the 1940 Act. The Board may amend, suspend or terminate the repurchase program at any time, in its reasonable judgment, if such action is deemed to be in the best interests of us or our shareholders. All Shares repurchased by us pursuant to the repurchase program will be retired and will thereafter be classified as authorized and unissued Shares.
The following table summarizes the share repurchases completed during the nine months ended September 30, 2026:

Repurchase Request Deadline	Valuation Date	Amount Repurchased	Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased (1), (2)
March 17, 2026	March 31, 2026	$152,435	6,156	0.04%(1)
June 16, 2026	June 30, 2026	$63,368	2,574	0.02%(2)
September 16, 2026	September 30, 2026	$-	-	-
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
Unfunded Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments. As of September 30, 2026 and December 31, 2025, we had unfunded portfolio commitments under loan and financing agreements in the amount of $257,889,158 and $184,119,382, respectively. We expect to maintain sufficient liquidity in the form of cash, financing capacity and undrawn capital commitments from our investors to cover any outstanding unfunded portfolio company commitments we may be required to fund.
Investor Commitments
As of September 30, 2026, we had received $1,186,906,300 of capital commitments.
Contractual Obligations
Our payment obligations for repayment of debt, which total our contractual obligations on September 30, 2026, include the following:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
ABL Credit Facility	$380,000,000	$—	$—	$380,000,000	$—
Subline Credit Facility	210,000,000	—	210,000,000	—	—
Truist Facility	200,000,000	—	—	200,000,000	—
Total	$790,000,000	$—	$210,000,000	$580,000,000	$—
Hedging
In connection with certain portfolio investments, we may employ hedging techniques designed to reduce the risk of adverse movements in interest rates, securities prices and currency exchange rates. While such transactions may reduce certain risks, such transactions themselves may entail certain other risks. Thus, while we may benefit from the use of these hedging mechanisms, unanticipated changes in interest rates, securities prices, currency exchange rates and other factors may result in a poorer overall performance for us than if we had not entered into such hedging transactions. The successful utilization of hedging and risk management transactions requires skills that are separate from the skills used in selecting and monitoring investments. There were no hedging transactions through the nine months ended September 30, 2026 or for the period January 22, 2025 (Commencement of Operations) through September 30, 2025.

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
Offering and Organizational Expenses
We bear the expenses relating to our organization and the Private Offerings and any subsequent offering of Shares. Organizational expenses include, without limitation, the cost of formation, including legal fees related to our creation and organization, our related documents of organization and our election to be regulated as a BDC. Offering expenses include, without limitation, legal, accounting and other offering costs, including those associated with the preparation of a registration statement in connection with any offering of our Shares. Offering costs are capitalized as a deferred charge and amortized to expense on a straight-line basis over a 12-month period, beginning as of the later of Commencement of Operations or the date incurred.
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
Recent Developments
Issuance of Equity Securities
On October 2, 2026 (with final number of shares being determined on October 21, 2026), we issued and sold 94,562.491 Shares, at a net asset value of $24.7338 per share, pursuant to the subscription agreements entered into by us and our investors, for aggregate proceeds of $2,338,889.74.

Distributions
On October 28, 2026, our Board of Trustees declared a distribution of $0.21 per Share with respect to the October 2026 distribution period payable to holders of our Shares with a record date of October 31, 2026 and a payment date of on or about November 20, 2026.
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
As of September 30, 2026, 94.0% of our debt investments based on fair value were at floating rates. The ABL Credit Facility, Subline Credit Facility, and Truist Facility, also bear interest at a floating rate.
Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2026, the following table shows the approximate annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors and assuming no changes in our investment portfolio and borrowing structure):

	Change in
Basis point change	Interest Income(1)	Interest Expense	Net Investment Income (Loss)
300	$24,260,593	$(13,071,224)	$11,189,368
200	16,173,729	(8,714,150)	7,459,579
100	8,086,864	(4,357,075)	3,729,789
(100)	(8,086,864)	4,357,075	(3,729,789)
(200)	(16,173,729)	8,714,150	(7,459,579)
(300)	(24,144,770)	13,071,224	(11,073,545)
________________
(1)Assumes no defaults or prepayments by portfolio companies over the next twelve months.
We may in the future hedge against interest rate fluctuations by using hedging instruments such as interest rate swaps, futures, options and forward contracts, subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of changes in interest rates with respect to our portfolio investments. We did not engage in interest rate hedging activities during the three months ended September 30, 2026.
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2026 (the end of the period covered by this report), our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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
Item 3.Defaults Upon Senior Securities
None.
Item 4.Mine Safety Disclosure
Not applicable.
Item 5.Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2026, none of our Trustees or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 6.Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Declaration of Trust[1]
3.2	Bylaws[1]
10.1
Amended and Restated Loan and Security Agreement, dated as of July 17, 2026, among SPCIF Funding I LLC, as borrower; Stone Point Credit Income Adviser LLC, as portfolio manager; The Bank of New York Mellon Trust Company, National Association, as collateral agent, securities intermediary, and collateral administrator; and JPMorgan Chase Bank, National Association, as administrative agent and lender[2]

10.2
Loan Agreement, dated as of July 17, 2026, among Stone Point Credit Income Fund, as borrower; Stone Point Credit Income Adviser LLC, as portfolio manager; and JPMorgan Chase Bank, National Association, as administrative agent and lender[2]

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

Stone Point Credit Income Fund

Date: November 12, 2026	By:	/s/ Scott J. Bronner
Name: Scott J. Bronner Title: Principal Executive Officer

Date: November 12, 2026	By:	/s/ Steven P. Henke
Name: Steven P. Henke Title: Principal Financial Officer